Form 10QSB
period 1999-09-30
CRYOGENIC SOLUTIONS INC
filed 1999-11-16
CIK 1005302

SECURITIES AND EXCHANGE COMMISSION
                               UNITED STATES
                            Washington DC 20549

                               FORM 1O-QSB
(Mark One)

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended __________September 30, 1999

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _____________
Commission file number __________________________________

                          Cryogenic Solutions, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada                                      76-0484097
(State or other jurisdiction of   (IRS Employer Identification No.)
incorporation or organization)

6524 San Felipe, PMB 388, Houston, Texas 77057
(Address of principal executive offices)

      (713) 780 - 1399
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes x   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes  No x

APPLICABLE ONLY TO CORPORATE  ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
28,814,442 common shares outstanding as of September 30, 1999 at par value $0.001

Transitional Small Business Disclosure Format (Check one):
Yes      No x

SEC 2334 (2-99)Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

                    PART I - FINANCIAL INFORMATION

Item 1.Financial Statements

                                 BALANCE SHEET
                   AS OF September 30, 1999 AND December 31, 1998
                                   UNAUDITED

                                     Sep' 30, 1999     Dec' 31, 1998
ASSETS                               -------------     -------------
Current Assets
Checking/Savings
Coastal                              $  28,274.29      $  173,231.84
Donaldson, Lufkin & Jenrette -MM             4.81
                                     ------------      -------------
Total Checking/Savings               $  28,279.10      $  173,231.84

Other Current Assets
Other Current Assets
Federal Income Tax Withheld          $      18.65
Petty cash                                 600.00      $      600.00
                                     ------------      -------------
Total Other Current Asset            $     618.65      $      600.00
                                     ------------      -------------
Total Current Assets                 $  28,897.75      $  173,831.84
Fixed Assets
Research and Development Asset
Computer Equipment                   $   2,079.24      $       79.24
Cyrostorage                              1,457.91           1,457.91
Freezer                                    600.00           3,000.00
Phoenix-Centrifuge/Microscope            2,500.00           2,500.00
Phoenix-Microscope                       1,259.91           1,259.91
Phoenix -1/2 Centrifuge                  1,982.34           1,982.34
Phoenix Equipment-Incubator              4,319.08           4,319.08
Refrigerator                                                  400.00
Shaker Bath                                                 1,800.00
Shelves for Lab                            291.36             291.36
Straligene-PCR Machine                   8,177.74           8,177.74
VWR-Incubator                            2,208.21           2,208.21
VWR-Water Bath/Platform                  3,742.23           3,742.23
Acc. Depreciation                      (16,785.24)         -9,970.74
                                     ------------      -------------
Total Research and Development Asset $  14,032.78      $   19,047.28
Total Fixed Assets                   $  14,032.78      $   19,047.28
Other Assets
Development Stage Expenses
Accounting Fees                      $  22,664.62      $    8,395.00
Advertising                             18,963.64          16,813.87
Auto Allowance                           3,300.00             600.00
Auto Insurance                           2,986.58           2,986.58

                                      Sep' 30, 1999     Dec' 31, 1998
                                      -------------     -------------
Auto Mileage Reimbursement                   227.50            227.50
Auto Repairs                                 681.12            681.12
Auto-Lease                                 6,244.81          1,414.52
Auto-Miscellaneous Expense                   192.47            120.17
Auto-Parking/Tolls                           435.71            422.71
Bank Service Charges                         786.23            516.23
Cellular Phone Exp                         1,266.98          1,266.98
Domain Reg.                                  210.00
Computer-Related Expenses                  3,685.85          1,120.28
Fixed Asset
Computer Equipment                        14,261.75     $   12,668.73
Office Equipment                           1,491.71     $    1,210.54
Telephones, etc.                             966.39            966.39
                                     --------------     -------------
Total Fixed Asset                    $    16,719.85     $   14,845.66

Freight/Delivery                           2,775.66          2,527.21
Investigatory Expenses                       624.83             60.83
Legal Fees                                84,525.84         48,620.90
Meals and Entertainment                    4,574.33          3,784.22
Medical Insurance                         38,668.53          7,861.53
Miscellaneous Exp.                        13,765.76         12,965.93
Office Supplies/Expenses                  15,932.11         12,019.22
Payroll Expenses                         438,805.29        191,747.34
Professional Fees                        164,258.04        134,011.54
Registered Agent's Fee                       570.00            570.00
Rental of Office Space                    19,950.00         12,925.00
Telephone                                 28,315.81         13,936.19
Telephone Message Service                  1,084.17          1,084.17
Travel  Expenses                           8,801.59          6,620.07
Utilities                                  1,285.42            288.23
                                      -------------     -------------
Total Development Stage Expenses      $  902,302.74     $  498,433.00
Deposits
Office Deposit                        $      250.00     $      250.00
Telephone Service                            260.00            260.00
                                      -------------     -------------
Total Deposits                        $      510.00     $      510.00

Investment Quatum Bit Induction
              Technology              $   10,100.00
                                      -------------
Total Investment                      $   10,100.00
Organizational Expenses
  Accounting Fees                     $    2,595.00     $    2,595.00



                                      Sep' 30, 1999     Dec' 31, 1998
                                      -------------     -------------
Freight/Delivery                      $      249.00            249.00
Legal Fees                            $    3,275.00          3,275.00
Office Supplies/Expenses              $      185.29            185.29
Professional Fees                     $    1,250.00          1,250.00
State Incorporation Fees              $      340.00            340.00
                                      -------------      ------------
Total Organizational Expenses         $    7,894.29      $   7,894.29
                                      -------------      ------------

Total Other Assets                    $  920,807.03      $ 506,837.29
                                      -------------      ------------

TOTAL ASSETS                          $  963,737.56      $ 699,716.41
                                      =============      ============

LIABILITIES & EQUITY

Liabilities

Current Liabilities
Accounts Payable                      $   59,377.69      $   3,747.58
Payroll Expense                       $   11,745.99      $   5,867.56
                                      -------------      ------------
Total Current Liabilities             $   71,123.68      $   9,615.14
                                      -------------      ------------
Total Liabilities                     $   71,123.68      $   9,615.14

Equity

Corp. Shareholder's Equity
Common Stock                          $   28,814.44      $  17,485.70
Paid-In Capital                       $1,374,015.15        915,052.44
Treasury Shares                       $  (60,000.00)
Corp. Shareholder's Equity - Other    $   25,000.00
Less Stock Subscriptions              $   (5,825.76)        -2,215.15
Deficit Accumulated During the
             Development Stage        $( 469,389.95)      -240,221.72
                                      -------------      ------------
Total Equity                          $  892,613.88      $ 690,101.27
                                      -------------      ------------

TOTAL LIABILITIES & EQUITY            $  963,737.56      $ 699,716.41
                                      =============      ============



                             STATEMENT OF OPERATIONS
                         NINE MONTHS ENDED SEP 30, 1999
                                       AND
                        THE PERIOD FROM February 10,1995
                      (DATRE OF INCEPTION) TO SEP 30, 1999
                                     UNAUDITED

                                                        Feb. 10, 1995
                                                        (Inception) to
                                      Sep 30, 1999      Sep 30, 1999
                                      ------------      --------------
Income

Dividend Income                       $   1,401.26      $     1,659.29
                                      ------------      --------------
Total Income                          $   1,401.26      $     1,659.29


Expense
Interest Paid                                           $       734.98
Miscellaneous
Other Spring Valley Exp.                                $    10,012.83
Spring Valley Litigation Exp.                           $     7,398.00
Rent                                                    $       450.00
                                                        --------------
Total Miscellaneous                                     $    18,595.81


Research and Development Expense
Bio Research Fees                     $  12,225.30      $   29,497.80
Biotechnology                           153,575.00         288,717.13
Consultants                                                  2,260.75
Depreciation Expense                      6,814.50          16,785.24
Freight/Delivery                             83.98              98.62
Patent Attorneys' Fees/Exp               57,470.72          72,814.26
Payroll Expenses                                            37,615.92
Quantum Opt

                                                       Feb. 10, 1995
                                                       (Inception) to
                                      Sep. 30, 1999    Sep 30, 1999
                                      -------------    -------------

Supplies                                                      300.00
Supplies
lab                                         400.00          4,063.71


Travel                                                 $      300.00
                                                       -------------
Total Research and Development Expense$ 230,569.50     $  452,453.43
                                      ------------     -------------
Total Expense                         $ 230,569.50     $  471,049.24
                                      ------------     -------------
Net Deficit From Operations           $(229,168.24)    $ (469,389.95)

Deficit Accumulated During the Development
Stage at the Beginning of the Period  $(240,221.72)                0
                                      ------------     -------------
Deficit Accumulated During the Development
Stage at the End of the Period        $(469,389.96)    $ (469,389.95)
                                      ------------     -------------

                          STATEMENT OF STOCKHOLDERS' EQUITY
                            NINE MONTHS ENDED SEP 30, 1999
                                       AND
                           THE PERIOD FROM February 10,1995
                         (DATE OF INCEPTION) TO SEP 30, 1999
                                     UNAUDITED




                                                       Feb. 10, 1995
                                                       (Inception) to
                                       Sep. 30, 1999   Sep. 30, 1999
                                       -------------   --------------
Stockholders' Equity: Common Stock     $   11,328.74   $    28,814.44

Stockholders' Equity: Paid-In Capital     458,962.71     1,374,015.15

Corp. Shareholder's Equity - Other         25,000.00        25,000.00

Less Stock Subscriptions                   -5,825.76        -5,825.76

Stockholders' Equity: Treasury Stock      -60,000.00       -60,000.00
                                      --------------    -------------
Total                                 $   429,465.69    $1,362,003.83

Deficit from Operations               $  (229,168.24)   $ (469,389.95)
                                      --------------    -------------
Total Stockholders' Equity            $   200,297.45    $  892,613.88
                                      ==============    =============

                              STATEMENT OF CASH FLOWS
                            NINE MONTHS ENDED SEP 30, 1999
                                       AND
                          THE PERIOD FROM February 10,1995
                        (DATE OF INCEPTION) TO SEP 30, 1999
                                     UNAUDITED



                                                        Feb. 10, 1995
                                                        (Inception)to
                                      Sep 30, 1999      Sep 30, 1999
                                      ------------      -------------
OPERATING ACTIVITIES

Deficit from Operations               $ (229,168.24)     $ (469,389.95)
Adjustments:
Depreciation Expense                       6,814.50          16,785.24
Petty Cash                                     0.00            -600.00
Accounts Payable                          55,630.11          59,377.69
Payroll Expense                            5,878.43          11,745.99
Federal Income Tax Withheld                  -18.65             (18.65)
Net cash provided by Operating        -------------      -------------
                   Activities         $( 160,863,85)     $ (382,099.68)
INVESTING ACTIVITIES                  -------------      -------------
Research and Development Asset
                   Acquisition        $   (4,800.00)     $  (33,818.02)
Development Stage Expenses            $ (403,880.34)     $ (902,313.35)
Deposits: Office Deposit                       0.00            -510.00
Investment-Quantum Bit Induction
                       Technology        -10,100.00         (10,100.00)
Organizational Expenses                        0.00          -7,894.29
Net cash provided by Investing        -------------      -------------
                    Activities        $ (418,780.34)     $( 954,635.66)
FINANCING ACTIVITIES                  -------------      -------------

Increase due to sale of Common Stock  $   11,328.74      $   28,814.44
Increase due to additional
         Paid-in-Capital                 458,962.71       1,374,015.15
Increase due to sale of Stock Warrants    25,000.00          25,000.00
Reduction due to stock subscription                          -2,215.15
Reduction due to repurchase of
                 common stock            -60,000.00          -60,000.00
Net cash provided by Financin         -------------      --------------
                 Activities           $  435,291.45      $ 1,365,614.44
                                      -------------      --------------
Net cash increase for period          $ (144,352.74)     $    28,879.10
Cash at Beginning of Period              173,231.84                   0
                                      -------------      --------------
Cash at End of Period                 $   28,879.10      $    28,879.10
                                      =============      ==============

To the Board of Directors and Stockholders of Cryogenic Solutions, Inc.
6524 San Felipe, Suite 388
Houston, Texas 77057

I have audited the accompanying balance sheet of Cryogenic Solutions, Inc. (a Nevada corporation in the development stage) as of December 31, 1998, and the related statement of operations, stockholders' equity, and cash flows for the year then ended and for the period from February 10, 1995 (inception), to December 31, 1998. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cryogenic Solutions, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the year then ended and for the period from February 10, 1995 (inception), to December 31, 1998, in conformity with generally accepted accounting principles.


Harrie Marie Pollok Operhall,
A Professional Corporation
Houston, Texas

November 11, 1999

                           BALANCE SHEET
                       AS OF DECEMBER 31, 1998

                                                      Dec' 31, 1998
ASSETS                                                -------------
Current Assets
Checking/Savings
Coastal                                               $  173,231.84
                                                      -------------
Total Checking/Savings                                $  173,231.84
Other Current Assets
Petty cash                                            $      600.00
                                                      -------------
Total Other Current Assets                            $      600.00
                                                      -------------

Total Current Assets                                  $  173,831.84

Fixed Assets
Research and Development Asset
Computer Equipment                                    $       79.24
Cyrostorage                                                1,457.91
Freezer                                                    3,000.00
Phoenix-Centrifuge/Microscope                              2,500.00
Phoenix-Microscope                                         1,259.91
Phoenix -1/2 Centrifuge                                    1,982.34
Phoenix Equipment-Incubator                                4,319.08
Shelves for Lab                                              291.36
Straligene-PCR Machine                                     8,177.74
VWR-Incubator                                              2,208.21
VWR-Water Bath/Platform                                    3,742.23
Acc. Depreciation                                         -9,970.74
                                                      -------------
Total Research and Development Asset                  $   19,047.28
                                                      -------------

Total Fixed Assets                                    $   19,047.28

Other Assets
Development Stage Expenses
Accounting Fees                                       $    8,395.00
Advertising                                               16,813.87
Auto Allowance                                               600.00
Auto Insurance                                             2,986.58
Auto Mileage Reimbursement                                   227.50
Auto Repairs                                                 681.12
Auto-Lease                                                 1,414.52
Auto-Miscellaneous Expense                                   120.17
Auto-Parking/Tolls                                           422.71

                                                      Dec' 31, 1998
                                                      -------------
Bank Service Charges                                         516.23
Cellular Phone Exp                                         1,266.98
Computer-Related Expenses                                  1,120.28
Fixed Asset
Computer Equipment                                    $   12,668.73
Office Equipment                                      $    1,210.54
Telephones, etc.                                             966.39
                                                      -------------
Total Fixed Asset                                     $   14,845.66
Freight/Delivery                                           2,527.21
Investigatory Expenses                                        60.83
Legal Fees                                                48,620.90
Meals and Entertainment                                    3,784.22
Medical Insurance                                          7,861.53
Miscellaneous Exp.                                        12,965.93
Office Supplies/Expenses                                  12,019.22
Payroll Expenses                                         191,747.34
Professional Fees                                        134,011.54
Registered Agent's Fee                                       570.00
Rental of Office Space                                    12,925.00
Telephone                                                 13,936.19
Telephone Message Service                                  1,084.17
Travel  Expenses                                           6,620.07
Utilities                                                    288.23
                                                      -------------
Total Development Stage Expenses                      $  498,433.00
Deposits
Office Deposit                                        $      250.00
Telephone Service                                            260.00
                                                      -------------
Total Deposits                                        $      510.00
Organizational Expenses
Accounting Fees                                       $    2,595.00
Freight/Delivery                                             249.00
Legal Fees                                                 3,275.00
Office Supplies/Expenses                                     185.29
Professional Fees                                          1,250.00
State Incorporation Fees                                     340.00
                                                      -------------
Total Organizational Expenses                         $    7,894.29
                                                      -------------
Total Other Assets                                    $  506,837.29
                                                      -------------
TOTAL ASSETS                                          $  699,716.41
                                                      =============


                                                      Dec' 31, 1998
LIABILITIES & EQUITY                                  -------------
Liabilities
Current Liabilities
Accounts Payable                                      $    3,747.58
Payroll Expense                                       $    5,867.56
                                                      -------------
Total Current Liabilities                             $    9,615.14
                                                      -------------
Total Liabilities                                     $    9,615.14
Equity
Corp. Shareholder's Equity
Common Stock                                          $   17,485.70
Paid-In Capital                                          915,052.44
Less Stock Subscriptions                                  -2,215.15
Deficit Accumulated During the Development Stage        -240,221.72
                                                      -------------
Total Equity                                          $  690,101.27
                                                      -------------
TOTAL LIABILITIES & EQUITY                            $  699,716.41
                                                      =============


                             STATEMENT OF OPERATIONS
                           YEAR ENDED DECEMBER 31, 1998
                       AND THE PERIOD FROM FEBRUARY 10,1995
                     (DATE OF INCEPTION) TO DECEMBER 31,1998


                                                         Feb. 10, 1995
                                                         (Inception) to
                                      Dec' 31, 1998      Dec. 31, 1998
                                      -------------      -------------
Income

Dividend Income                       $       61.08      $      258.03
                                      -------------      -------------
Total Income                          $       61.08      $      258.03


Expense
Interest Paid                         $      0.90        $      734.98
Miscellaneous
Other Spring Valley Exp.                  2,374.32           10,013.83
Spring Valley Litigation E                9,475.00            7,398.00
Rent                                          0.00              450.00
                                      ------------       -------------
Total Miscellaneous                   $  11,850.22       $   18,595.81


Research and Development Expense
Bio Research Fees                     $   1,500.00       $   17,272.50
Biotechnology                            78,880.79          135,142.13
Consultants                                                   2,260.75
Depreciation Expense                      5,535.92            9,970.74
Freight/Delivery                             14.64               14.65
Patent Attorneys' Fees/Exp               12,343.54           15,343.54
Payroll Expenses                         33,958.34           37,615.92
Quantum Optics
Supplies                                                        300.00
Supplies
lab                                         298.00             3663.71


                                                        Feb. 10, 1995
                                                        (Inception) to
                                    Dec. 31, 1998       Dec. 31, 1998
                                    -------------       -------------



Travel                                       0.00              300.00
                                    -------------       -------------
Total Research and Development
                     Expense        $  132,531.23       $  221,883.94
                                    -------------       -------------
Total Expense                       $  144,381.45       $  240,030.75
                                    -------------       -------------
Net Deficit From Operations         $ (144,320.37)      $ (240,221.72)

Deficit Accumulated During the Development
Stage at the Beginning of the Period   -95,901.35                  0
                                     -------------      -------------
Deficit Accumulated During the Development
Stage at the End of the Period      $ (240,221.72)      $ (240,221.72)
                                    =============       =============

                        STATEMENT OF STOCKHOLDERS' EQUITY
                         YEAR ENDED DECEMBER 31, 1998
                       AND THE PERIOD FROM FEBRUARY 10,1995
                     (DATE OF INCEPTION) TO DECEMBER 31,1998


                                                        Feb. 10, 1995
                                                        (Inception) to
                                    Dec. 31, 1998       Dec. 31, 1998
                                    -------------       -------------

 Stockholders' Equity: Common Stock $    6,777.81       $   17,485.70

 Stockholders' Equity:
             Paid-In Capital           664,040.98          943,484.77


 Stockholders' Equity:
         Stock Expense/Issuance/Sale   -14,243.70            28,432.33
                                    -------------       --------------
 Total                              $  656,575.09       $   932,538.14

 Deficit from Operations            $ (144,320.37)         -240,221.72
                                    -------------       --------------
 Total Stockholders' Equity         $ (512,254.72)      $  (692,316.42)
                                    =============       ==============

                           STATEMENT OF CASH FLOWS
                         YEAR ENDED DECEMBER 31, 1998
                       AND THE PERIOD FROM FEBRUARY 10,1995
                     (DATE OF INCEPTION) TO DECEMBER 31,1998


                                                        Feb. 10, 1995
                                                        (Inception) to
                                    Dec. 31, 1998       Dec. 31, 1998
OPERATING ACTIVITIES                -------------       -------------

Deficit from Operations             $ (144,320.37)     $  (240,221.72)
Adjustments:
Depreciation Expense                     5,535.92             9970.74
Petty Cash                                -600.00             -600.00
Stock Subscriptions                     -2,215.15            -2215.15
Accounts Payable                         2,822.58             3747.58
Payroll Expense                          5,867.56            5,867.56
Other Current Liability:
        Loan From Share                -56,040.00               -
Net cash provided by Operating      -------------      --------------
              Activities            $ (188,949.46)        (223,450.99)
INVESTING ACTIVITIES
Research and Development Asset
              Acquisition           $   (5,742.25)      $  (29,018.02)
Development Stage Expenses            -303,616.41         (498,433.00)
Deposits: Office Deposit                  -250.00             -510.00
Organizational Expenses                 -3,000.00           -7,894.29
Net cash provided by Investing      -------------       -------------
                Activities          $ (312,608.66)      $ (535,855.31)
FINANCING ACTIVITIES
Reduction of Shareholder Loans      $  (15,000.00)      $      -
Purchase of Common Stock                 6,777.81           17,485.70
Additional Paid-In Capital upon
             Purchase of Stock         664,040.98          943,484.77
Payment of Expenses Related to
          Purchase of Stock            -14,243.70          -28,432.33
Net cash provided by Financing      -------------       -------------
                  Activities        $  641,575.09       $  932,538.14
Net cash increase for period        $  140,016.97       $  173,231.84
Cash at Beginning                       33,214.87                0.00
                                    -------------       -------------
Cash at End of Period               $  173,231.84       $  173,231.84
                                    =============       =============

Financial Statements and Exhibits.

CRYOGENIC SOLUTIONS, INC.
(A Development Stage Company)

NOTE A.-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Cryogenic Solutions, Inc. was incorporated in Nevada on February 10, 1995. It is a biotechnology company focusing on controlled cellular dedifferentiation and transdifferentiation processes. The Company has acquired the exclusive rights for applications to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

Equity funding has been the only source of operational and research support from the outset. Capital resources have been carefully husbanded with the bulk of the funding allocated directly to research with administrative overhead held to a minimum.

Depreciation

Currently, depreciation on the research and development equipment is computed using the straight-line method over the assets' expected useful life of 5 years.

Amortization

The development stage expenses and the organization expenses are being capitalized for future amortization purposes, once the corporation begins its business operations of marketing the results of its research to the medical profession to cure its patients of certain ailments.


Income Tax

The financial statements do not include a provision for income taxes because the Corporation has incurred net operating losses for all periods to date. The "Deficit Accumulated During the Development Stage at December 31, 1998" for $ 240,221.72 reflects the net operating loss to date.

NOTE B-DEVELOPMENT STAGE OPERATIONS

The Corporation's operations, as explained in Note A, is still devoted to raising capital, obtaining financing, and providing the funding for the research described in Notes A and D.


NOTE C-PROPERTY AND EQUIPMENT

Property and equipment are individually identified on the Balance Sheet and are stated at cost.


Research and Development equipment is being depreciated using the straight-line method over the useful life of five years of the respective assets.


The General and Administrative equipment has been set up under the Development Stage Expenses and no depreciation has been calculated at this time since the business operations of the business has not begun.

NOTE D-RESEARCH AND DEVELOPMENT EXPENSES

The research and the development of the technology that became known as the ssDNA IEV was invented by an MD, Dr. Charles Conrad, founder of InGene, Inc. and a practicing neural oncologist. The technology was exclusively licensed and developed under a sponsored research agreement by the Corporation. The financial arrangements of the contract are monitored by the Corporation's management.

The research and development expense categories also reflect the expenses of the patent attorneys hired to assist the Corporation in the patent filings of the first ssDNA IEV patent, which is scheduled to be issued in August of l999. Other patent filings include co-inventions by a Corporation scientist and Dr. Conrad.

NOTE E-LOANS FROM SHAREHOLDERS

When the Corporation was initially set up and prior to raising capital, the original officers and shareholders loaned the Corporation funds to pay its expenses. In addition, several of the officers were not paid for services rendered, these expenses were accrued at that time.

During this audit period, the management decided that to meet these obligations any and all shareholder loans were to be repaid by issuance of common stock.

Item 2.Management's Discussion and Analysis or Plan of Operation

The first obvious market target for our delivery vector comprises those companies who own the rights to patented oligos with therapeutic potential. Their initial interest would be in testing the combined technologies with a view to commercialization.

The next target would be the major pharmaceutical manufacturers who might already have options on oligos and are looking for a way to bring value to that property with delivery technology. These would necessarily be firms with a long view as antisense gene therapy has the potential to severely impact the revenues now generated by treating symptoms for conditions that can be corrected or eliminated with the new biotechnology.

Strategic alliances are the rule rather than the exception in the biotech world as mentioned before. Virtually every technology invented must be combined with another technology to comprise a useable product. These combinations are generally effected through M&A or strategic alliances.

Sometimes the alliances are more intended to match financing to innovation than to match complimentary technologies. Each alliance has a valuable role in the biotechnology arena.

Initial contact has been made by various firms that may result in a strategic alliance. Cryogenic Solutions, Inc. ability to continue operations in 1999 depends on its success in obtaining equity financing in an amount sufficient to support its operations through the end of 1999, and in connection therewith, is in negotiations with several parties to obtain such financing.

Thus far the major role of management has been to obtain the funding for the research, monitoring the progress, husbanding intellectual property, and development of the technology.

1) The decision was made early on that equity funding would be the primary source with an eye to grants whenever possible. Debt has not been an option.

2) The management team has successfully kept the G&A extremely low and dedicated the lions share of available funds for research and development.

3) The Company has vigorously pursued prosecution of patents for both its licensed technology and internally developed technology. The first of such has been allowed and is scheduled for issue by August, 1999.

4) The combination of Beta Tests and RFP's assures a flow of corroborative data while new approaches and technologies are tested.

The strategy from this point forward is simple:

1) Provide the ssDNA IEV BetaTest Kits (product samples that may not be reverse engineered) to as many respected investigators as possible at cost so that they can demonstrate the efficacy of our proprietary vector by delivering their own patented oligos.

2)Complete primate studies being conducted at The Southwest Foundation for Biomedical Research, San Antonio, Texas to prove in vivo expression in pharmacologically significant quantities. The research is intended to turn off or antisense the SIV virus. Results of such studies are expected by the spring of 2000.

3)Identify promising "compassionate use" therapies that qualify for fast-track FDA approval to demonstrate safety and efficacy in human trials.


This strategy has been initiated and is progressing with deliberate speed. In addition, the company is posting Requests for Proposals
RFP) from interested and competent research facilities to conduct in vivo studies from a list suggested by the Cryogenic Solutions, Inc. Scientific Advisory Board.

In Kind Stock Swap

In January 1999 rules governing Regulation D, 504 Private Placements were amended whereby issuers were compelled to offer one year restricted stock to suitable investors. Prior to this amendment, issuers were permitted to offer freely transferable shares to investors, typically at a slight discount to market in order to secure equity financing. This new rule governing equity financing would place shareholders at a large disadvantage due to the fact that in order to secure funds for continued operations management would be forced to offer unusually large discounts to market in consideration for the one year restriction for sale of securities.


Rather than continue to fund future operations of the company at such a disadvantage to the shareholders, the management of Cryogenic Solutions, Inc. decided to offer all current shareholders the opportunity to exchange their freely transferable shares for one year restricted shares at a 2 for 1 ratio. The reasons for the offer of the In Kind Stock Swap was to have all benefits of the exchange accrue to current shareholders through the accumulation of freely transferable shares in the company's treasury. Shareholders were benefited by the ability to double their holdings in the company in a non-taxable exchange according to IRS section code 1036 titled "Stock For Stock Of Same Corporation". It was deemed necessary for the continued funding of operations by the company's management to hold treasury shares for purposes such as; use for sale to employees, satisfying any future stock options and bonus plans; to establish a market in the stock; use the stock to purchase other assets; use for a stock dividend; buyout a particular stockholder or avoid takeovers.

Shareholders were notified of the In Kind Stock Swap via public press releases, information contained on the Internet and through bulletins issued by the Depository Trust Company (DTC).

The company's transfer agency, Nevada Agency and Trust Company (NATCO) of Reno, Nevada acted as trustee for the exchange and was issued
20,000,000 shares to implement the transaction.

The company extended an offer to all shareholders to exchange shares of Cryogenic Solutions, Inc. freely tradable common stock. The Company issued two shares of one year restricted common stock in consideration for each share of freely tradable common stock transferred to the Company between May 16 and August 21, 1999 up to a total of ten million shares.

The results of the completion of the In Kind Stock Swap are;
Number of one year restricted shares issued:11,651,522 shares
Number of freely transferable shares transferred to treasury:
5,825,761 shares

The remaining 8,348,478 shares of the 20,000,000 issued to the trustee NATCO were retired back to authorized and un-issued upon completion of the exchange.

The total number of shares outstanding as of September 27, 1999 is 28,814,442 common.

Change in Management

In May of 1999 Laurence Mealey, CEO of the company died, subsequently Mike Skillern assumed the position of temporary CEO and President. On September 1, 1999 Malcolm Skolnick was appointed as CEO and President of the Company. He was also appointed as a director of the company beginning September 1, 1999 for a term of three years.

Lawrence Wunderlich, Vice President of Finance and Corporate Secretary was also appointed to the Board of Directors on September 1, 1999 for a term of three years.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
         None.

ITEM 2. CHANGES IN SECURITIES
         Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5. OTHER INFORMATION
         Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
         No reports on Form 8-K were filed during the quarter ending September30,1999

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Dell Gibson, Executive Vice President
                                (Registrant)


Date: November 15, 1999        By------------------------------------
                                (Signature)*

Print the name and title of each signing officer under his or her signature.