Form 10QSB
period 2000-06-30
CYTOGENIX INC
filed 2001-03-27
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.

         Commission file number: 0-26807

                                 CYTOGENIX, INC.
       (Exact name of small business issuer as specified in its charter)

                NEVADA                                   76-0484097
                ------                                   ----------
 (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)


    9881 SOUTH WILCREST, HOUSTON, TEXAS                      77099
    -----------------------------------                      -----
 (Address of principal executive offices)                  (Zip Code)

         Issuer's telephone number, including area code: (281) 988-6118

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of June 30, 2000, 26,593,961 shares of the issuer's common stock was outstanding.

    Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                   ---    ---

                                     PART I



ITEM 1.  FINANCIAL STATEMENTS.

                                  BALANCE SHEET

                                                                        June 30,           December 31,
                                                                          2000                 1999
                                                                       (Unaudited)

ASSETS
     Cash                                                                $   103,210      $    29,554
     Notes Receivable                                                         25,100           25,100
     Prepaid Expenses & Other Assets                                             939              940
                                                                      ----------------- --------------
          Current assets subtotal                                            129,249           55,594

     Property & Equipment net                                                 45,385           41,643
     Equity Investment                                                       229,801            9,973
                                                                      ----------------- --------------

             TOTAL ASSETS                                                $   404,435     $    107,210
                                                                      ================= ==============


LIABILITIES & SHAREHOLDERS' EQUITY
     LIABILITIES

          Accounts Payable                                               $    11,848     $     38,787
          Accrued Liabilities                                                  1,381           44,031
                                                                      ----------------- --------------

             Total liabilities                                                13,229           82,818

       Treasury shares sold subject to mandatory repurchases               1,367,813          480,568
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
   Common shares of $0.001 par value
   Authorized 50,000,000 shares and issued 29,867,741 and 29,117,980
   shares at June 30, 2000 and December 31, 1999, respectively                29,867           29,117
   Contributed surplus                                                    11,084,370       11,220,606
   Stock Warrants                                                                              25,000
   Treasury stock, 3,273,780 and 5,087,052 shares at June 30, 2000
   and December 31, 1999, respectively reported at cost.                  (5,071,597)      (5,684,352)
Deficit accumulated during the development stage                          (7,019,247)      (6,046,547)
                                                                      ----------------- --------------

          Total Shareholders' Equity                                        (976,607)        (456,176)
                                                                      ----------------- --------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                $  404,435     $    107,210
                                                                      ================= ==============


 The accompanying footnotes are an integral part of these financial statements

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                    Feb.10, 1995
                                                                                                    -------------
                                             Three Months Ended            Six Months Ended          (Inception)
                                                 June 30                       June 30                    to
                                         ------------------------       -----------------------     -------------
                                          2000             1999           2000            1999       June 30 2000
                                         ------------------------       -----------------------     -------------

Dividend and Interest income           $        12    $       373     $        12   $     1,383     $     1,646

INCOME                                          12            373              12         1,383           1,646

Research and development expense            81,444         70,863         165,760       152,718       1,982,991
General and administration                 238,831        135,450         800,108       282,260       4,858,756
Depreciation                                 3,929          2,069           6,844         4,138          26,646

Expenses                                   324,204        208,382         972,712       439,116       6,868,393


Income before income taxes                (324,192)      (208,009)       (972,700)     (437,733)     (6,866,747)

Income Taxes                                     0              0               0             0               0


Net Income (Loss)                      $ (324,192)    $  (208,009)    $  (972,700)  $  (437,733)    $(6,866,747)
                                       ===========    ============    ============  ============    ============

Basic earnings per share of common
stock:                                      (0.01)          (0.01)          (0.03)        (0.02)          (0.46)

Weighted average common shares
outstanding                            29,851,789      22,973,276      29,492,860    22,709,666      14,933,870
                                       ===========    ============    ============  ============    ============

 The accompanying footnotes are an integral part of these financial statements.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                        DEFICIT
                                                                                                       ACCUMULATED
                                                                                                       DURING THE         TOTAL
                                                               CONTRIBUTED   TREASURY                  DEVELOPMENT      STOCKHOLDER
                                                      SHARES     AMOUNT       SURPLUS       SHARES        STAGE            EQUITY

Balance, February 5, 1995                                   -        -              -
     Issuance of Common stock                       4,584,500    4,584         42,799                                        47,383
     Private Placements                               110,000      110         20,890                                        21,000
     Deficit for year ended 12/31/95                                                                        (42,843)       (42,843)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1995                          4,694,500    4,694         63,689              -        (42,843)         25,540

Issuance of shares
     Issuance of shares to sole                                                                                                   -
     shareholder of Physical                                                                                                      -
     Therapy Associates                               500,000      500        374,500                             -         375,000
     Deficit for year ended 12/31/96                                                                        (51,952)        (51,952)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1996                          5,194,500    5,194        438,189              -        (94,795)        348,588

Issuance of shares
     For services rendered                          3,687,425    3,687        687,705                                       691,392
     Private Placements                               825,974      826        128,306                                       129,132
     Deficit for year ended 12/31/97                                                                     (1,240,039)     (1,240,039)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1997                          9,707,899    9,707      1,254,200              -     (1,334,834)        (70,927)

Issuance of shares
     Loans from shareholders (Note 7)                 212,780      213        135,777                                       135,990
     For services rendered                          3,601,021    3,601      2,817,225                                     2,820,826
     Private Placements                             2,964,000    2,964        590,836                                       593,800
      Payment of Services Rendered
          Through Other Shareholders'
            Personal Shares                                                   152,500                                       152,500
     Deficit for year ended 12/31/98                                                                     (3,434,751)     (3,434,751)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1998                         16,485,700   16,485      4,950,538              -     (4,769,585)        197,438

Purchase treasury shares                                                                     (60,000)                       (60,000)
Sale of treasury shares                                                                       60,000                         60,000
Issuance of shares
     For services rendered                            544,348      544        467,778                                       468,322
     Private Placements                               317,220      317        129,709                                       130,026
     Stock warrants                                                            25,000                                        25,000
In-Kind stock swap
     Issuance of restricted shares
       into treasury                               20,000,000   20,000     10,455,016    (10,475,016)
     Retirement of treasury shares                 (8,229,288)  (8,229)    (4,301,867)     4,310,096
      Sale of Treasury Stock (Note 3)                                        (354,803)       354,803
       Additional Penalty on Treasury
            Shares (Note 3)                                                  (125,765)       125,765
Deficit for year ended 12/31/99                                                                          (1,276,962)     (1,276,962)
                                                   ---------------------------------------------------------------------------------
Balance, December 31, 1999                         29,117,980   29,117     11,245,606     (5,684,352)    (6,046,547)       (456,176)
Sale of treasury shares(Note 3)                                              (750,000)       750,000
Additional Penalty on Treasury
       Shares  ( Note 3)                                                                    (137,245)                      (137,245)
Issuance of shares
    For Services Rendered                             467,857      468        332,040                                       332,508
    Common Shares Subscribed                          250,000      250        224,750                                       225,000
    Subscription Receivable                                                  (225,000)                                     (225,000)
Deficit for Quarter ended 3/31/00                                                                          (648,508)       (648,508)
                                                   ---------------------------------------------------------------------------------
Balance, March 31, 2000                            29,835,837   29,835     10,827,396     (5,071,597)    (6,695,055)       (909,421)
Issuance of Shares
    For Services Rendered                              31,904       32         31,974                                        32,006
   Payment of Stock Subscription                                              225,000                                       225,000
Deficit for Quarter ended 6/30/00                                                                          (324,192)       (324,192)
                                                   ---------------------------------------------------------------------------------
Balance, June 30, 2000                             29,867,741   29,867     11,084,370     (5,071,597)    (7,019,247)       (976,607)
                                                   =================================================================================

 The accompanying footnotes are an integral part of these financial statements

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Feb 10, 1995
                                                                       Six Months Ended June 30     (Inception) to
                                                                          2000            1999         06/30/00
                                                                 ------------------------------------------------
OPERATING ACTIVITIES:

     Deficit from Operations                                         $ (972,700)     $  (437,733)   $ (7,019,247)
     Adjustments to deficit from operations to net cash:
          Depreciation Expense                                            6,844            4,138          26,646
          Stock for services                                            364,514          154,549       4,872,554
          Equity in Loss of Partially Owned Company                                                           27
     Changes in non-cash operating working capital:

          Prepaid expenses and other assets                                  (1)                            (939)
          Notes Receivables                                                              (10,100)        (25,100)
          Accounts payable                                              (26,937)          (3,698)         11,848
          Accrued liabilities                                           (42,655)                           1,381
           Additional Penalty on Treasury Shares (Note 3)              (137,245)                        (137,245)
                                                                 ------------------------------------------------

     Net cash used in operating activities                             (808,180)        (292,844)     (2,270,075)

FINANCING ACTIVITIES
          Treasury Shares sold subject to Mandatory                     887,245                        1,367,813
          Purchase (Note 3)
           Shareholders' Loans                                                                           135,990
              Proceeds from issuance of common shares                   225,000          130,026       1,171,341
                                                                 ------------------------------------------------

     Net cash provided by financing activities                        1,112,245          130,026       2,675,144

INVESTING ACTIVITIES
     Additions to property, & equipment                                 (10,584)             (91)        (72,031)
     Investments                                                       (219,825)                        (229,828)
                                                                 ------------------------------------------------

     Net cash used in investing activities                             (230,409)             (91)       (301,859)
                                                                 ------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                          73,656        (162,909)         103,210

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                            29,554          173,832               0
                                                                 ------------------------------------------------

CASH AND CASH EQUIVALENT, END OF PERIOD                              $  103,210      $    10,923     $   103,210
                                                                 ================================================
NON CASH ITEMS:
    Issuance of Common Shares for Shareholders' Loans                                                    135,990
                                                                 ================================================
     Additional Penalty on Treasury Shares (Note 3)
                                                                      (137,245)                        (137,245)
                                                                 ================================================


 The accompanying footnotes are an integral part of these financial statements

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

1.       BASIS OF PRESENTATION

The financial statements of CytoGenix, Inc. (the "Company") included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Accordingly, they reflect all adjustments (consisting only of normal, recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2.       LIQUIDITY

Since 1995 the Company has been considered a development stage company and has not generated any significant revenue. To fund its expenses and development stage activities the Company has relied on the sale of common stock. The Company's ability to continue operations in 2000 depends on its success in obtaining equity financing in an amount sufficient to support its operations through the end of the year. There is substantial doubt that the Company will generate sufficient revenues or be able to raise adequate capital to remain a going concern. Based on historical yearly financial requirements, operating capital of approximately $2 million will be needed for the calendar year 2000. As more fully described in Note 3 below, the Company has been informed by the SEC of potential violations of securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action. Management does not expect any stock transactions to be discontinued and expects to continue its sale of shares to fund its operations for 2000. In addition, management has also entered into a joint venture (see Note 8) which is expected to generate revenues to support ongoing operations. However, due to recurring losses and the uncertainty as to whether the Company will be able to continue to use capital stock transactions to fund operations there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

3.       SALE OF STOCK

In January 1999 rules governing Regulation D, 504 Private Placements were amended by the SEC whereby issuers were compelled to only offer one year restricted stock to investors if a public offering cannot be undertaken. Prior to this amendment, issuers were permitted to offer and sell up to $1,000,000 of freely transferable shares per annum to investors, typically at a slight discount to market in order to secure equity financing.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

In order to continue to fund future operations of the Company, the Company's management decided on May 13, 1999 to offer all current shareholders the opportunity to exchange their shares that are not restricted for restricted shares at a ratio of two shares of restricted stock for one share of outstanding stock. It was the Company's belief at that time that the unrestricted shares could be sold by the Company to individual investors without registration as a means to fund the Company.

The Company initially proposed to issue a total of 20,000,000 restricted shares in exchange for 10,000,000 outstanding shares. The outstanding shares would then be sold by the company in the market and in private transactions. Between May 16,1999 and August 21, 1999, a total of 424 existing shareholders agreed to exchange a total of 5,885,356 outstanding shares for 11,710,712 restricted shares. The Company then, in a series of brokerage and private transactions, sold a total of 2,611,576 shares in the market of which 798,304 shares were sold through December 31, 1999 for $480,563 and the remaining 1,813,272 shares were sold through March 31, 2000 for $887,250 as a result of this activity. The Company retained a total of 3,273,780 shares that it received from shareholders in the treasury of the Company.

It is possible that the sale of the 2,611,576 shares described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action. There can be no assurance that the SEC or applicable state authorities will not pursue any enforcement action. Additionally, it is possible that shareholders who purchased the shares described above in market transactions may have the right under state and federal securities laws to require the Company to repurchase their shares, for the amount originally paid, plus interest.

Based upon the best information available to the Company at this time, the Company has calculated the amount of possible exposure that exists for the Company in light of the possible civil liabilities described above. In the event that these possible civil liabilities were asserted, the Company could be liable to certain shareholders who originally purchased the securities in market transactions in an amount of approximately $1,367,813 plus interest. The exposure was calculated by multiplying the average closing price for a share of the Company's common stock, weighted for reported daily volume, during the period May 16, 1999 to January 31, 2000 by 2,611,576 shares sold during the same period of time.

The results of the completion of the In Kind Stock Swap are;

Number of restricted shares issued:                            11,770,712 shares
Number of outstanding shares transferred
to treasury:                                                    5,885,356 shares
Number of shares sold from treasury:                            2,611,576 shares
Number of shares remaining in treasury:                         3,273,780 shares

None of the remaining shares placed in the Company treasury from the in-kind stock swap will be sold without being registered or without a valid exemption from registration. The total number of shares of common stock outstanding as of June 30, 2000 is 26,593,961. As of June 30, 2000, the treasury shares total 3,273,780 at a reported cost of $5,071,597.

The total number of shares of common stock outstanding as of December 31, 1999 is 24,030,928. As of December 31, 1999, the treasury shares total 5,087,052 at a reported cost of $ 5,684,352.

4.       EQUITY INVESTMENTS

The Company purchases common shares of companies, which could provide either a strategic alliance or beneficial research or expertise. It is the Company's policy to use the equity method of accounting for these investments if the Company's common stock ownership in these companies range from 20% to 50 % and the cost method for any investment less than 20%. The following is a description of each investment.

On November 3, 1999, the Company formed a joint venture with Professional Compounding Centers of America, Inc (PCCA). Each own a 50% interest in Pharmagenix, LLC (Pharmagenix). This joint venture will apply part of the nucleic acid technology (synthesized DNA & RNA sequences) to the developing non-prescription products for distribution through the 2,500 member compounding pharmacies that are affiliated with PCCA. The company recorded the initial contribution of $10,000 with an adjustment for the 1999 loss of $27. In year 2000, the Company has made capital contributions of $ 209,730 to this joint venture.

5.       LITIGATION

The Company, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings, including proceedings as to which the Company has insurance coverage. The Company does not consider its exposure in these proceedings, individually and in the aggregate, to be material.

6.       NEW PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company is currently not a party to any derivative instruments and therefore will not be impacted by this pronouncement.

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
of CytoGenix, Inc.
Houston, Texas

I have reviewed the accompanying balance sheet of CytoGenix, Inc. (A Development Stage Company) as of June 30, 2000 and the related statements of operations for the three-month and the six-month periods ended June 30, 2000 and l999 and cash flows for the six-month periods ended June 30, 2000 and l999 and for the period from February 10, 1995 (Inception) to June 30, 2000. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accounting. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

I have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet as of December 31, 1999, and the related statements of operations, stockholder's equity, and cash flows for the year ended December 31, 1999 (not present herein), and in my report dated March 12, 2001, I expressed a going concern opinion on those financial statements. In my opinion, the information set forth in the accompanying balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

/S/Harrie Marie Pollok Operhall
Harrie Marie Pollok Operhall
A Professional Corporation
Houston, Texas

March 12, 2001

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE INFORMATION CONTAINED IN THIS FORM 10-QSB IS BELIEVED BY THE COMPANY TO BE ACCURATE AS OF THE DATE HEREOF. CHANGES MAY OCCUR AFTER THAT DATE, AND THE COMPANY WILL NOT UPDATE THAT INFORMATION EXCEPT AS REQUIRED BY LAW IN THE NORMAL COURSE OF ITS PUBLIC DISCLOSURE PRACTICES.

IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDE AMONG OTHER THINGS: (1) THE ABILITY OF THE COMPANY TO QUICKLY PENETRATE THE MARKET WITH ITS CURRENT THERAPEUTIC PRODUCTS AGAINST LARGER, WELL-FINANCED COMPETITORS WITHIN THE MARKETPLACE; (2) THE ABILITY OF THE COMPANY TO GENERATE REVENUES IS SUBSTANTIALLY DEPENDENT UPON CONTINUED RESEARCH AND DEVELOPMENT FOR, AND FDA APPROVAL OF, THERAPEUTIC PRODUCTS; (3) THE ABILITY OF THE COMPANY TO ATTRACT AND RETAIN KEY OFFICERS, KNOWLEDGEABLE SALES AND MARKETING PERSONNEL AND HIGHLY TRAINED TECHNICAL PERSONNEL; (4) THE ABILITY OF THE COMPANY TO OBTAIN ADDITIONAL

FINANCING FROM PUBLIC AND PRIVATE EQUITY MARKETS TO FUND OPERATIONS AND FUTURE GROWTH; AND (5) THE ABILITY OF THE COMPANY TO GENERATE REVENUES TO COVER OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

LIQUIDITY

The Company's ability to continue operations through June 30, 2001 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through June 30, 2001. Based on historical yearly financial requirements, operating capital of approximately $2 million will be needed for each of the calendar years 2000 and 2001. Until the Company's shares of Common Stock are permitted to be quoted on the NASDAQ bulletin board, the Company does not expect to be able to effect any sales of its Common Stock to fund its operations, and has not, since March 2000, focused its resources on attempting to engage in sales of Common Stock.

The Company expects its sources of revenue, for the next several years, to consist primarily of payments under future product development joint ventures and of licensing agreements as well as possible royalties. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

The Company is currently operating at a loss and expects to continue to depend on cash generated from the sale of debt and equity securities to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form.

The Company's operating loss for the fiscal six months ended June 30, 2000 was ($972,712). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop new products through research and development and to develop joint ventures and licensing agreements with third parties. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is possible that additional equity financing will be highly dilutive to existing shareholders.

RESULTS OF OPERATIONS

The Company expects to incur net losses for the foreseeable future. There can be no assurance that revenues will ever be generated from the Company's research and development efforts.

COMPARISON OF THE SECOND QUARTER OF 2000 VERSUS THE SECOND QUARTER OF 1999. The Company had a net loss of $324,192 in 2000, a 56% increase from the 1999 net loss. Expenses in 2000 were $324,204, a 55% increase from 1999 expenses. General and administrative expenses in 2000 increased to $238,831, a 76% increase from 1999 general and administrative expenses. This increase is primarily attributable to the hiring of additional personnel. Research and development expenses in 2000 increased slightly to $81,444, a 15% increase from 1999. No income was generated in the second quarter of 2000.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2000 VERSUS THE SIX MONTHS ENDED JUNE 30, 1999. The Company had a net loss of $972,712 in 2000, a 122% increase from the 1999 net loss. Expenses in 2000 were $972,712, a 122% increase from 1999 expenses. General and administrative expenses in 2000 increased to $800,108, a 183% increase from 1999 general and administrative expenses. This increase is primarily attributable to the hiring of additional personnel. Research and development expenses in 2000 increased slightly to $165,760, a 8.6% increase from 1999. No income was generated in the second quarter of 2000.

                                    PART II

ITEM 1.           LEGAL PROCEEDINGS.

         The Company is the holder and owner of a note signed and executed by James Carter with principal amount of $198,000. The note was issued to the Company as payment for 600,000 shares of the Company's stock. The Company demanded payment of the note or return of the stock on February 25, 2000. Mr. Carter defaulted on payment on March 15, 2000. The Company filed suit on March 22, 2000 in the 125th Judicial District Court of Harris County, Texas to receive payment on the note or to recover the stock.

ITEM 2.  CHANGES IN SECURITIES.

         In April 2000, the Company issued 22,310 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-5,948, Jonathan Elliston-3,469, Dell Gibson-3,221, Lawrence Wunderlich-3,221 and Mike Skillern-1,736) and employees (Kim Totsky-1,606 Ellis Gibson-833, Maury Fogle-1,583 and Yin Chen- 693) of the Company for an aggregate price of $25,210 (or an average of $1.13 per share) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $25,210, $25.21 was paid in cash and the remainder represents cash compensation not received in lieu of the shares issued.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

       None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

ITEM 5.  OTHER INFORMATION.

       None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  Exhibits.

            Exhibit Number    -----     Description

            3.1*              -----     Articles of Incorporation of Cryogenic
                                          Solutions, Inc.

            3.2*              -----     Certificate of Amendment dated November
                                          1, 1995 of Articles of Incorporation
                                          of Cryogenic Solutions, Inc.

            3.3*              -----     Certificate of Amendment dated January
                                          13, 2000 of Articles of Incorporation
                                          of CytoGenix, Inc.

            3.4*              -----     Bylaws of Cryogenic Solutions, Inc.

            11.1              -----     Statement re: computation of per share
                                          earnings
----------------------
* Incorporated by reference to such Exhibit in the 10-SB/A of the Company filed on January 30, 2001.

         (b)      Financial Statement Schedules.

         All schedules are omitted because they are not applicable or because the required information is contained in the Financial Statements or the Notes thereto.

         (c)      Reports on Form 8-K.

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CYTOGENIX, INC.


Date: March 27, 2001            By: /S/  MALCOLM SKOLNICK
                                    ------------------------------------------
                                         Malcolm Skolnick
                                         President and Chief Executive Officer