Form 10QSB
period 2000-09-30
CYTOGENIX INC
filed 2001-03-27
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000.

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

     As of September 30, 2000, 27,745,149 shares of the issuer's common stock was outstanding.

     Transitional Small Business Disclosure Format (check one): Yes     No  X
                                                                    ---    ---

                                     PART I


ITEM 1.    FINANCIAL STATEMENTS.

                                  BALANCE SHEET

                                                                                    September 30,       December 31,
                                                                                        2000                1999
                                                                                     (Unaudited)
ASSETS
     Cash                                                                            $     7,664         $    29,554
      Accounts Receivable                                                                    250
     Notes Receivable                                                                     25,100              25,100
     Prepaid Expenses & Other Assets                                                         939                 940
                                                                           ------------------------------------------
          Current assets subtotal                                                         33,953              55,594

     Property & Equipment net                                                             42,228              41,643
     Equity Investment                                                                   233,481               9,973
                                                                           ------------------------------------------

             TOTAL ASSETS                                                           $    309,662        $    107,210
                                                                           ==========================================


LIABILITIES & SHAREHOLDERS' EQUITY
     LIABILITIES
          Accounts Payable                                                          $     21,019         $    38,787
          Accrued Liabilities                                                              1,381              44,031
                                                                           ------------------------------------------

             Total liabilities                                                            22,400              82,818

  Treasury shares sold subject to mandatory repurchases                                1,367,813             480,568
COMMITMENTS AND CONTINGENCIES (Note 3)

SHAREHOLDERS' EQUITY
  Common shares of $0.001 par value
  Authorized 50,000,000 shares and issued 31,018,929 and 29,117,980 shares                31,018              29,117
  at September 30, 2000 and December 31, 1999, respectively
  Contributed surplus                                                                 11,771,075          11,220,606
  Stock Warrants                                                                                              25,000
  Treasury stock, 3,273,780 and 5,087,052 shares at June 30, 2000 and
  December 31, 1999, respectively reported at  cost.                                  (5,071,597)         (5,684,352)
Deficit accumulated during the development stage                                      (7,811,047)         (6,046,547)
                                                                           ------------------------------------------

          Total Shareholders' Equity                                                  (1,080,551)           (456,176)
                                                                           ------------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                          $    309,662        $    107,210
                                                                           ==========================================


The accompanying footnotes are an integral part of these  financial statements

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended                 Nine Months Ended         Feb.10, 1995
                                                       September 30                      September 30
                                                                                                                 (Inception) to
                                                  2000              1999             2000             1999       Sept. 30 2000
                                             -----------------------------------------------------------------------------------
Dividend and Interest income                  $          3     $                $         15     $      1,383     $      1,649
Gain on Sale of Stock                                  867                               867                               867
                                             -----------------------------------------------------------------------------------

INCOME                                        $        870     $                         882            1,383     $      2,516

Research and development expense                   350,050           70,820          515,810          223,538        2,332,918
General and administration                         439,463          112,301        1,239,571          395,944        5,450,842
Depreciation                                         3,157            2,120           10,001            6,258           29,803
                                             -----------------------------------------------------------------------------------

Expenses                                           792,670          185,241        1,765,382          625,740        7,813,563
                                             -----------------------------------------------------------------------------------


Income before income taxes                        (791,800)        (185,241)      (1,764,500)        (624,357)      (7,811,047)

Income Taxes                                             0                0                0                0                0
                                             -----------------------------------------------------------------------------------


Net Income (Loss)                             $   (791,800)    $   (185,241)    $ (1,764,500)    $   (624,357)    $ (7,811,047)
                                             ===================================================================================

Basic earnings per share of common stock:            (0.03)           (0.01)           (0.06)           (0.03)           (0.50)
                                             ===================================================================================

Weighted average common shares outstanding      30,443,335       28,933,632       30,068,454       22,709,666       15,509,464
                                             ===================================================================================









 The accompanying footnotes are an integral part of these financial statements.

                   STATEMENT OF CHANGES IN SHAREHOLDERS EQUITY

                                   (Unaudited)

  The accompanying footnotes are an integral part of these financial statements

                                                                                                        DEFICIT
                                                                                                      ACCUMULATED
                                                                                                       DURING THE           TOTAL
                                                                         CONTRIBUTED     TREASURY      DEVELOPMENT       STOCKHOLDER
                                             SHARES         AMOUNT         SURPLUS        SHARES          STAGE            EQUITY
                                        --------------------------------------------------------------------------------------------
Balance, February 5, 1995                           -            -               -
     Issuance of Common stock               4,584,500        4,584          42,799                                           47,383
     Private Placements                       110,000          110          20,890                                           21,000
     Deficit for year ended  12/31/95                                                                      (42,843)         (42,843)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1995                  4,694,500        4,694          63,689             -           (42,843)           25,540

Issuance of shares
     Issuance of shares to sole                                                                                                   -
     shareholder of Physical                                                                                                      -
     Therapy Associates                       500,000          500         374,500                               -          375,000
     Deficit for year ended 12/31/96                                                                       (51,952)         (51,952)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1996                  5,194,500        5,194         438,189             -           (94,795)         348,588

Issuance of shares
     For services rendered                  3,687,425        3,687         687,705                                          691,392
     Private Placements                       825,974          826         128,306                                          129,132
     Deficit for year ended 12/31/97                                                                    (1,240,039)      (1,240,039)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1997                  9,707,899        9,707       1,254,200             -        (1,334,834)         (70,927)

Issuance of shares
     Loans from shareholders (Note 7)         212,780          213         135,777                                          135,990
     For services rendered                  3,601,021        3,601       2,817,225                                        2,820,826
     Private Placements                     2,964,000        2,964         590,836                                          593,800
      Payment of Services Rendered
           Through Other Shareholders'
             Personal Shares                                               152,500                                          152,500
     Deficit for year ended 12/31/98                                                                    (3,434,751)      (3,434,751)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1998                 16,485,700       16,485       4,950,538             -        (4,769,585)         197,438

Purchase treasury shares                                                                 (60,000)                           (60,000)
Sale of treasury shares                                                                   60,000                             60,000
Issuance of shares
     For services rendered                    544,348          544         467,778                                          468,322
     Private Placements                       317,220          317         129,709                                          130,026
     Stock warrants                                                         25,000                                           25,000
In-Kind stock swap
     Issuance of restricted shares
       into treasury                       20,000,000       20,000      10,455,016   (10,475,016)
     Retirement of treasury shares         (8,229,288)      (8,229)     (4,301,867)    4,310,096
      Sale of Treasury Stock (Note 3)                                     (354,803)      354,803
       Additional Penalty on Treasury
            Shares (Note 3)                                               (125,765)      125,765
Deficit for year ended 12/31/99                                                                         (1,276,962)      (1,276,962)
                                        --------------------------------------------------------------------------------------------
Balance, December 31, 1999                 29,117,980       29,117      11,245,606    (5,684,352)       (6,046,547)        (456,176)
Sale of treasury shares(Note 3)                                           (750,000)      750,000
Additional Penalty on Treasury
       Shares  ( Note 3)                                                                (137,245)                          (137,245)
Issuance of shares
    For Services Rendered                     467,857          468         332,040                                          332,508
    Common Shares Subscribed                  250,000          250         224,750                                          225,000
    Subscription Receivable                                               (225,000)                                        (225,000)
Deficit for Quarter ended 3/31/00                                                                         (648,508)        (648,508)
                                        --------------------------------------------------------------------------------------------
Balance, March 31, 2000                    29,835,837       29,835      10,827,396    (5,071,597)       (6,695,055)        (909,421)
Issuance of Shares
    For Services Rendered                      31,904           32          31,974                                           32,006
    Payment  of Stock Subscription                                         225,000                                          225,000
Deficit for Quarter ended 6/30/00                                                                         (324,192)        (324,192)
                                        --------------------------------------------------------------------------------------------
Balance, June 30, 2000                     29,867,741       29,867      11,084,370    (5,071,597)       (7,019,247)        (976,607)
Issuance of Shares
   For Services Rendered                      736,188          736         479,842                                          480,578
   Private Placements                         415,000          415         206,863                                          207,278
Deficit for Quarter ended 9/30/00                                                                         (791,800)        (791,800)
                                        --------------------------------------------------------------------------------------------
Balance, September 30, 2000                31,018,929       31,018      11,771,075    (5,071,597)       (7,811,047)      (1,080,551)
                                        ============================================================================================

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited )

                                                                                   Nine Months Ended                Feb 10, 1995
                                                                                        Sept. 30                   (Inception) to
                                                                                2000                1999              09/30/00
                                                                         -----------------------------------------------------------
OPERATING ACTIVITIES:

     Deficit from Operations                                                   $  (1,764,500)       $   (624,357)     $  (7,811,047)
     Adjustments to deficit from operations to net cash:
          Depreciation Expense                                                        10,001               6,258             29,803
          Stock for services                                                         845,092             154,549          5,353,132
           Equity in Loss of Partially Owned Company                                                                             27
     Changes in non-cash operating working capital:
          Prepaid expenses and other assets                                             (249)                                (1,189)
          Notes Receivables                                                                              (10,100)           (25,100)
          Accounts payable                                                           (17,768)             32,446             21,019
          Accrued liabilities                                                        (42,652)                                 1,381
          Additional Penalty on Treasury Shares (Note 3)                            (137,245)                              (137,245)
                                                                         -----------------------------------------------------------

     Net cash used in operating activities                                        (1,107,321)           (441,204)        (2,569,219)

FINANCING ACTIVITIES
          Treasury Shares sold subject to Mandatory Purchase (Note 3)                887,245             166,138          1,367,813
            Shareholders' Loans                                                                                             135,990
              Proceeds from issuance of common shares                                432,278             130,026          1,378,619
                                                                         -----------------------------------------------------------

     Net cash provided by financing activities                                     1,319,523             296,164          2,882,422

INVESTING ACTIVITIES
     Additions to property, & equipment                                              (10,584)             (1,401)           (72,031)
     Investments                                                                    (223,508)                              (233,508)
                                                                         -----------------------------------------------------------

     Net cash used in investing activities                                          (234,092)             (1,401)          (305,539)
                                                                         -----------------------------------------------------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENT                                      (21,890)           (146,441)             7,664

CASH AND CASH EQUIVALENT, BEGINNING OF PERIOD                                         29,554             173,832                  0
                                                                         -----------------------------------------------------------

CASH AND CASH EQUIVALENT, END OF PERIOD                                          $     7,664         $    27,391         $    7,664
                                                                         ===========================================================

NON CASH ITEMS:
     Issuance of Common Shares for Shareholders' Loans                                     0                   0            135,990
                                                                         ===========================================================
     Additional Penalty on Treasury Shares (Note 3)                                 (137,245)                  0           (137,245)
                                                                         ===========================================================


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

3.         SALE OF STOCK

In January 1999 rules governing Regulation D, 504 Private Placements under the Securities Act of 1933 were amended by the SEC whereby issuers were compelled to only offer one year restricted stock to investors if a public offering cannot be undertaken. Prior to this amendment, issuers were permitted to offer and sell up to $1,000,000 of freely transferable shares per annum to investors, typically at a slight discount to market in order to secure equity financing.

In order to continue to fund future operations of the Company, the Company's management decided on May 13, 1999 to offer all current shareholders the opportunity to exchange their shares that are not restricted for restricted shares at a ratio of two shares of

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

None of the remaining shares placed in the Company treasury from the in-kind stock swap will be sold without being registered or without a valid exemption from registration. The total number of shares of common stock outstanding as of September 30, 2000 is 27,745,149. As of September 30, 2000, the treasury shares total 3,273,780 at a reported cost of $5,071,597.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

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

On November 3, 1999, the Company formed a joint venture with Professional Compounding Centers of America, Inc (PCCA). Each own a 50% interest in Pharmagenix, LLC (Pharmagenix). This joint venture will apply part of the nucleic acid technology (synthesized DNA & RNA sequences) to the developing non-prescription products for distribution through the 2,500 member compounding pharmacies that are affiliated with PCCA. The company recorded the initial contribution of $10,000 with an adjustment for the 1999 loss of $27. In year 2000, the Company has made capital contributions of $ 223,508 to this joint venture.

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

INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS' REPORT ON REVIEW OF INTERIM FINANCIAL INFORMATION

Board of Directors and Stockholders
of CytoGenix, Inc.
Houston, Texas

I have reviewed the accompanying balance sheet of CytoGenix, Inc. (A Development Stage Company) as of September 30, 2000 and the related statements of operations for the three-month and the six-month periods ended September 30, 2000 and l999 and cash flows for the six-month periods ended September 30, 2000 and l999 and for the period from February 10, 1995 (Inception) to September 30, 2000. These financial statements are the responsibility of the Company's management.

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

/S/ Harrie Marie Pollok Operhall
Harrie Marie Pollok Operhall
A Professional Corporation
Houston, Texas

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

COMPANY TO GENERATE REVENUES TO COVER OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

LIQUIDITY

The Company's ability to continue operations through September 30, 2001 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through September 30, 2001. Based on historical yearly financial requirements, operating capital of approximately $2 million will be needed for each of the calendar years 2000 and 2001. Until the Company's shares of Common Stock are permitted to be quoted on the NASDAQ bulletin board, the Company does not expect to be able to effect any sales of its Common Stock to fund its operations, and has not, since March 2000, focused its resources on attempting to engage in sales of Common Stock.

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

The Company's operating loss for the fiscal nine months ended September 30, 2000 was ($1,764,500). The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop new products through research and development and to develop joint ventures and licensing agreements with third parties. The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to the Company or, if available, that the same will be on terms satisfactory or favorable to it. It is possible that additional equity financing will be highly dilutive to existing shareholders.

RESULTS OF OPERATIONS

The Company expects to incur net losses for the foreseeable future. There can be no assurance that revenues will ever be generated from the Company's research and development efforts.

COMPARISON OF THE THIRD QUARTER OF 2000 VERSUS THE THIRD QUARTER OF 1999. The Company had a net loss of $791,800 in 2000, a 327% increase from the 1999 net loss. Expenses in 2000 were $792,670, a 328% increase from 1999 expenses. General and administrative expenses in 2000 increased to $439,463, a 291% increase from 1999 general and administrative expenses. This increase is primarily attributable to the hiring of additional personnel. Research and development expenses in 2000 increased to $350,050, a 394% increase from 1999. No income was generated in the third quarter of 2000.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2000 VERSUS THE NINE MONTHS ENDED SEPTEMBER 30, 1999. The Company had a net loss of $1,764,500 in 2000, a 182% increase from the 1999 net loss. Expenses in 2000 were $1,765,382, a 182% increase from 1999 expenses. General and administrative expenses in 2000 increased to $1,239,571, a 213% increase from 1999 general and administrative expenses. This increase is primarily attributable to the hiring of additional personnel. Research and development expenses in 2000 increased to $515,810, a 1,307% increase from 1999. No income was generated in the second quarter of 2000.

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

ITEM 2.          CHANGES IN SECURITIES.

           In July 2000, the Company issued 103,959 shares of Common Stock. Of those shares, 31,904 were issued to executive officers (Malcolm Skolnick-7,280, Jonathan Elliston-4,353, Dell Gibson-4,368 and Lawrence Wunderlich-4,368) and employees (Kim Totsky-2,071, Maury Fogle- 3,640, Yin Chen- 2,912 and Harilyn McMicken- 2,912) of the Company for an aggregate price of $31,904 (or an average of $1.00 per share) in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $31,902, $31.90 was paid in cash and the remainder represents cash compensation not received in lieu of the shares issued. The remaining 72,057 shares (Marcie Groves-1,500 and Charles Bardwell- 70,557) were issued for services rendered aggregating $54,043 (or $0.75 per share).

           In August 2000, the Company issued 329,840 shares of Common Stock. Of those shares, 29,840 were issued to Charles Bardwell for services rendered aggregating $18,799 (or $0.63 per share). The remaining 300,000 shares were sold for an aggregate cash price of $150,000 (or $0.50 per share) in a private placement to accredited investors (Jett- 270,000, Dong Rae Park- 20,000, Series Unlimited,Inc.- 4,000, Juliana Howard Trust- 2,000 and C. Matthew Howard- 4,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

           In September 2000, the Company issued 618,394 shares of Common Stock. Of those shares, (i) 3,394 (Charles Bardwell- 587 and Jackson Walker LLP- 2,807) were issued for services rendered valued at $2,121 (or 2,807 at $0.63 per share and 587 at $0.60 per share), and (ii) 500,000 were issued to Charles Conrad for the purchase of intellectual property for a price of $315,000 (or $0.63 per share). The remaining 115,000 shares were sold for an aggregate cash price of $57,500 (or $0.50 per share) in a private placement to accredited investors (Douglas Nelkin- 10,000, Marc S. Nelkin- 15,000, Kelly McCullough- 10,000, Marcus Kuypers- 10,000, Ronald Kozak- 10,000, Sanford Botkin- 10,000, Maxine Carter- 10,000, Paul Nelkin- 20,000, John Gattineri- 10,000 and John H. Ehlert-10,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

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
                                          earnings

----------------------
* Incorporated by reference to such Exhibit to the 10-SB of the Company filed on January 30, 2001.

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

                                   CYTOGENIX, INC.


Date: March 27, 2001               By: /s/ Malcolm Skolnick
                                       -----------------------
                                           Malcolm Skolnick
                                           President and Chief Executive Officer