Form 10KSB
period 2000-12-31
CYTOGENIX INC
filed 2001-04-17
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10K-SB

 [x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934 For the fiscal year ended December 31, 2000

 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the transition period from       to

     Commission file number: 000-26807


                                 CytoGenix, Inc.
                 (Name of Small Business Issuer in its charter)

                   Nevada                                 76-0484097
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

       9881 South Wilcrest, Houston, Texas                  77099
    (Address of principal executive offices)              (Zip Code)

          Issuer's telephone number, including area code (281) 988-6118

           Securities to be registered under Section 12(b) of the Act:

               Title of each class          Name of each exchange on which
               to be so registered            each class to be registered
                       NA                                  NA

           Securities to be registered under Section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuer's revenues for the fiscal year ended December 31, 2000 were $881.

         As of March 31, 2001 the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $11,649,000 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statement made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person.) As of March 31, 2001 the registrant had 35,121,928 shares of common stock issued and outstanding.

         Transitional small Business Disclosure Format (check one):
Yes     No  X
   ---     ---

         Documents incorporated by reference:

         None.

                                           CYTOGENIX, INC.
                                              FORM 10-KSB

                                           TABLE OF CONTENTS

PART I................................................................................1

  ITEM 1.  Description of Business....................................................1
  ITEM 2.  Description of Property....................................................5
  ITEM 3.  Legal Proceedings..........................................................5
  ITEM 4.  Submission of Matters to a Vote of Security Holders........................5

PART II...............................................................................5

  ITEM 5.  Market For Common Equity and Related Stockholders Matters..................5
  ITEM 6.  Management's Discussion and Analysis or Plan of Operation..................6
  ITEM 7.  Financial Statements.....................................................F-1
  ITEM 8.  Changes in and Disagreements with Accountants..............................8

PART III..............................................................................8

  ITEM 9.  Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act........................8
  ITEM 10. Executive Compensation.....................................................9
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management............11
  ITEM 12. Certain Relationships and Related Transactions............................11
  ITEM 13. Exhibits and Financial Statement Schedules and Reports on File 8-K........12

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

CytoGenix, Inc. ("CytoGenix" or "the Company") is a development stage biotechnology company that has never had any sales. The primary focus of the Company's research is the technology applicable to implementing the final stage delivery of therapeutic DNA molecules in cells.

The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational and research working capital since the Company's inception.

INTRODUCTION

Widely published scientific studies conducted over the last twenty years by leading universities, including the University of Nebraska, University of Texas and University of Pennsylvania, private research laboratories and the National Institute of Health have established that most diseases are the result of malfunctioning genes in the human genome, or the activities of rogue genes called viruses. This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer and certain cardiovascular diseases.

In many instances it is possible to inhibit the production of harmful proteins by introducing small molecules of specific genetic material into the cells themselves. These molecules bind to the strings of messenger ribonucleic acid
(mRNA), and inhibit the mRNA from making the harmful protein. This is called "Antisense" therapy.

The key to success with Antisense therapy is to insure that sufficient quantities of the Antisense molecules ultimately appear in the cells. CytoGenix has invented what functions as a tiny biological "factory" that, after introduction into the nucleus of the cell, actually produces many copies of the Antisense molecules in the cell. The business of CytoGenix is to refine this technology and apply it to the delivery of various patented Antisense molecules for the development of effective therapeutic drugs.

THE HUMAN GENOME

The U.S. Department of Energy defines the human genome as follows: "the complete set of instructions for making an organism is called its genome. It contains the master blueprint for all cellular structures and activities for the lifetime of the cell or organism. Found in every nucleus of a person's many trillions of cells, the human genome consists of tightly coiled threads of deoxyribonucleic acid (DNA) and associated protein molecules, organized into structures called chromosomes. For each organism, the chromosomes encode all the information necessary for building and maintaining life, from simple bacteria to remarkably complex human beings. Understanding how DNA performs this function requires some knowledge of its structure and organization."

The chromosomes are made up of complementary intertwined strands of DNA: one is labeled positive and the other negative. The negative strand of the DNA produces single strands of positive nucleotides (messenger RNA), each of which move around in the cell carrying coded instructions for the production of a specific protein.

By studying how genes function in the human genome and understanding how they go awry, scientists are developing new therapies designed to attack the underlying causes of disease, not just the symptoms. Makers of the new gene-based drugs anticipate those drugs will offer advantages over existing treatments, which merely attack the symptoms of a disease, by providing therapies that attack the underlying causes of disease. The Company is aware of only one proven product that constitutes an Antisense therapy, Vitravene(TM), which was approved for marketing in the United States on August 26, 1998, for treatment of cytomegalovirus retinitis but was not developed by the Company. There can be no assurance that any additional Antisense drugs for illnesses other than cytomegalovirus retinitis will be approved for marketing in the United States.

ANTISENSE THERAPY

Management believes antisense therapy can be useful in treating diseases that respond to a reduction in the production of harmful proteins. A key distinction of Antisense therapy is that it intervenes much earlier in the disease process than traditional drug therapies. The following is a brief explanation of Antisense therapy.

To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it assembles the biochemical components to produce proteins.

Since the messenger RNA sequence is the complement to its originating gene sequence, scientists use the information content, or code of the original DNA nucleotide sequence to construct the highly specific, complementary "Antisense" molecule. Antisense molecules are free floating single strands of (negative) DNA that specifically bind to and neutralize the (positive) messenger RNA strands to prevent the production of specific proteins, and must be replicated in large numbers in the cells to be effective.

Antisense molecules do not have the potential for toxicity associated with traditional chemical or herbal compounds because they are expressed within the cell and because of their specificity. Extensive research has demonstrated that Antisense molecules either bind with the messenger RNA or are simply dissolved into natural components, which are found in, and generally are not harmful to, the body. In addition, Antisense molecules can be designed to treat a wide range of infectious and inflammatory diseases, cardiovascular diseases, and cancer.

Biotech researchers have identified and patented over 600 different species of the single stranded DNA molecules that are potential Antisense agents. The impediment to developing effective therapies using the Antisense molecules has heretofore been the problem of "delivering" them into individual cells in sufficient numbers where they can bind to the offending messenger RNA and prevent the production of the resulting harmful proteins. This binding activity involves the design and use of a genetically engineered single stranded DNA intracellular molecule synthesizer called an expression vector.

CytoGenix has developed a intracellular single stranded expression vector (TroVec(TM)) that enables the final stage "delivery" by actually synthesizing sequence specific Antisense DNA molecules in the cell. The vector remains in the cell and continues to synthesize Antisense molecules to cancel the messenger RNA and prevent the production of harmful proteins.

DEVELOPMENT TO DATE

In July 2000, CytoGenix acquired certain intellectual property assets of InGene, Inc. InGene was formed by Dr. Charles Conrad, the inventor of the single stranded DNA stem loop expression vector in prokaryotes (single cell organisms) that was previously the subject of an executive license and sponsored research agreement with CytoGenix. InGene developed and patented the initial two-plasmid version of the intracellular ssDNA expression system technology. Since that time the technology has been refined and improved into a single plasmid and finally into an enzymatic sythesis expression system capable of expressing ssDNA for purposes of antisense, triplex, aptamer, and DNA repair. CytoGenix continues and expands the research and development of gene-based products and technologies. Yin Chen, PhD., InGene's principal research scientist, joined CytoGenix in 2000 to continue the research and development he was performing for InGene. Dr. Conrad first invented and obtained a patent on the precursor technology of expressing single strands of sequence specific DNA in bacteria as a research laboratory technique, not contemplating any therapeutic use in living organisms. He developed the first version of the vector as a commercial product, but later abandoned the enterprise to complete his medical training. Dr. Conrad is not associated with the Company in any way other than by membership on the Company's Scientific Advisory Board and through the acquisition by the Company of certain technology developed by him.

The technology acquired was proven by Dr. Conrad and his associates in the laboratories in July 1998 and Dr. Conrad's findings have been confirmed and submitted for publication in the ANTISENSE AND NUCLEIC ACID DRUG DEVELOPMENT JOURNAL on April 4, 2000.

On December 28, 1998 the United States Patent Office (USPTO) notified the Company that it has allowed all the claims contained in the patent application for the Company's single stranded DNA expression vector. On April 25, 2000 , Dr. Charles Conrad was issued the patent for its stranded DNA expression vector under United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells", which the Company has acquired. There are nine additional pending patent applications describing the Company's technology. Two other patent applications filed through the Patent Cooperation Treaty (PCT) were published on April 20, 2000. The first patent was No. WO 00/22113 entitled, "Enzymatic Synthesis of ssDNA." The second patent was No. WO 00/22114 and entitled "Production of ssDNA in vivo." These patents are important to the Company because they help form the basis of the technology needed for the production of TroVec(TM) and other products.

The Company has budgeted for five live animal studies in 2000. The first is in progress at the Southwest Foundation for Biomedical Research in San Antonio. It has begun with tissue studies and will progress to mouse studies and eventually primate studies to Antisense SIV, the monkey version of the human HIV virus. A second animal trial is being conducted under a sponsored research agreement with Baylor College of Medicine. This study will test the vector in combination with an Antisense molecule for the treatment of pulmonary inflammation.

A second sponsored research agreement at Baylor College of Medicine has also been initiated. The objectives of this study are to verify effective Antisense molecules for psoriasis and melanoma. This research is designed to develop a compound to be applied to skin in order to effect the Antisense therapy, which is the method of treatment delivery the Company believes is the most likely to succeed for those diseases. The Company has not attempted to develop a method of delivering treatment either in pill form or as an injection, and there can be no assurance those alternative delivery methods will ever be available for the Company's products.

The specifics of the additional budgeted animal tests are not yet decided, however animal tests are required to gather data before human testing can be undertaken by persons wishing deliver their Antisense molecules using the Company's vector delivery system.

It has been reported in the scientific literature, such as in the Reuters Business Insight 2000 publication, ANTISENSE THERAPY: TECHNICAL ASPECTS AND COMMERCIAL OPPORTUNITIES by Prof. Dr. K.K. Jain M.D., that other Antisense molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications. Laboratory cell culture studies have demonstrated that the Company's ssDNA expression vector can adequately deliver sequence specific Antisense molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the problems expressed in the literature. The Company plans to extend expression achieved in cell cultures to cells in live animals as has been discussed above.

The Company has submitted for publication a comprehensive manuscript describing these studies showing evidence of expression of various Antisense molecules in the cell cultures investigated. The authors of this manuscript are Charles Conrad, MD, Yin Chen, Ph.D. and Robert Roxby, Ph.D. Dr. Chen is now working full-time in the Company's on-site laboratory.

The Company has spent approximately $2.1 million during the three years ended December 31, 2000, on its research and development activities.

The Company has the following 8 full-time employees:

Malcolm H. Skolnick, Ph.D., J.D., has served as the Company's President and Chief Executive Officer since September 1, 1999. Dr. Skolnick oversees all business operations management team. Dr. Skolnick retired from his position as Professor of Technology and Health Law at the University of Texas School of Public Health on June 1, 2000, and also serves on the Boards of Biodyne, Inc., Public Health Services, Inc., QBIT, Inc. and several non-profit foundations.

Jonathan Elliston, Ph.D., J.D., M.B.A., has served as the Company's Director of Strategic Planning and Intellectual Property since September 1, 1999 and as the Company's Vice President of Research and Development since April 11, 2000. He is in charge of managing and creating intellectual property and manages laboratory operations. He is also the primary contact for science and technology.

Ms. Kim Totsky was hired as an Executive Assistant on November 1, 1999. She assists management with day-to-day operations, bookkeeping and scheduling.

Mr. Dell T. Gibson has been employed by the Company since its inception in February 1995 and is its Executive Vice President. Mr. Gibson is responsible for Investor Relations, Corporate Communications, and business planning and direction.

Mr. Lawrence Wunderlich has served as the Company's Chief Financial Officer since August 17, 1998. Mr. Wunderlich manages the financial and accounting functions of the Company and governmental regulatory compliance issues.

Mr. Maury Fogle has served as the Company's Corporate Finance Associate since January 17, 2000. Mr. Fogle assists Mr. Wunderlich with regulatory issues and conducts corporate research for business prospects and opportunities.

Ms. Harilyn McMicken has served as the Company's Chief Research Technician since May 5, 2000. Ms. McMicken supervises and conducts laboratory research and experiments.

Yin Chen, Ph.D., has served as the Company's Chief Research Scientist since February 11, 2000. Dr. Chen oversees laboratory operations and initiates research projects and experiments.

All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address. The Company's primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts. Live animal studies are being conducted pursuant to the two sponsored research agreements described above.

Dr. Chen supervises the foregoing experiments along with Harilyn McMicken, the Company's Chief Research Technician. Both Dr. Chen and Ms. McMicken report to Dr. Elliston. Dr. Elliston oversees all research conducted both in the Company's facilities and at outside institutions with which the Company has entered into sponsored research agreements. The Company is relying on Dr. Elliston to develop products that the Company will ultimately be able to market in the United States.

The executive officers of the Company are described further in Item 9, "Directors and Executive Officers."

SCIENTIFIC ADVISORY BOARD

The Scientific Advisory Board (SAB) for CytoGenix is administered by SAB Executive Secretary, Jonathan Elliston, the Vice President of Research and Development for the Company. The SAB was formed on August 20, 1998, by the Board of Directors, to advise the Company on scientific protocol and future experimental and research endeavors. Members of the SAB who are not employees of the Company are paid $200.00 per hour for their services. There are no existing contractual relationships between the Company and any non-employee member of the SAB.

The following individuals are the members of the Company's Scientific Advisory
Board:

PETER M. GLAZER, MD, PH.D. holds academic degrees from Harvard (BA), Oxford
(MS), and Yale (PhD) and a Medical Degree from Yale University School of Medicine where he is an Associate Professor of Therapeutic Radiology and Genetics. His research interests include gene targeting and gene therapy, genetic instability in cancer, mutagenesis, and DNA repair.

MALCOLM H. SKOLNICK, PH.D., J.D., is a former Professor of Technology and Health Law at the School of Public Health in the University of Texas Health Sciences Center at Houston. Dr. Skolnick pursues research on policy issues at the interface of science and law.

CHARLES A. CONRAD, M.D. is Board Certified in Psychiatry & Neurology and is in private practice. He conducts research in molecular biology related to genetic factors in tumorogenesis and in Antisense technology.

STEPHEN M. HEWITT, M.D., PH.D. is currently conducting medical research as a resident in Anatomic Pathology in the Laboratory of Pathology, National Cancer Institute, National Institute of Health.

MARK R. EMMETT, PH.D. is Associate Director and Director of Biological Applications of the Ion Cyclotron Resonance Center for Interdisciplinary Magnetic Resonance, National Magnetic Field Laboratory of Florida State University. Dr. Emmett's research centers on molecular biological applications in neurochemistry and neuropharmacology.

REGULATORY ISSUES

The United States Food and Drug Administration (FDA) approves compounds that have been demonstrated as being both safe and effective as individual parts and in combination for medical use in humans. The FDA also recognizes different categories of disease, which deserve different approval standards. The most lenient standard is accorded to those drugs that have been designated "compassionate use" in that any dangers or side effects they may exhibit are less harmful than those inherent in the disease itself when compared with the potential benefits.

Certain diseases have been designated as "orphan" diseases in that there are so few cases that the major drug companies cannot justify the expense of investigational development and submitting to the full approval process.

Many of the orphan diseases, although rare, are nonetheless devastating to the patients and their families from both a physical and financial point of view. The FDA therefore, has afforded less rigorous requirements for their approval. The Company will work within the existing FDA guidelines described above to achieve approval for the use of the Company's technology.

Once a therapeutic drug has been demonstrated in the laboratory, typically in cell cultures where Antisense compounds are investigated, the drug may be studied in animals. Laboratory and animal data may be used to apply for a new drug application (NDA) from the FDA and to support protocols and study designs for clinical trials submitted to an Institutional Review Board (IRB). Data from the clinical trials may be submitted to the FDA to complete the NDA process. Once the FDA approves the NDA, the company may market the drug.

CytoGenix has produced demonstrations in several cell cultures of the expression capabilities of TroVec(TM). It may require an additional one to three years to complete adequate animal trials to support initiation of clinical trials for a specific Antisense compound against a disease. These clinical trials may take from one to three years. At this time the Company has not yet produced any final products subject to the approval regulations of the FDA and therefore, cannot anticipate any approval timetable.

ITEM 2: DESCRIPTION OF PROPERTY

The Company's corporate executive offices are located at 9881 So. Wilcrest, Houston, TX 77099. The Company has occupied approximately 4200 square feet of executive office and laboratory space since December 1999. The facility is in good condition and is adequate for the Company's current operations. Rent on the facility is $2,046.00 per month.

ITEM 3: LEGAL PROCEEDINGS

CARTER LAWSUIT

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

ARGYLL DISPUTE

Argyll Scientific, L.L.C. ("Argyll") has asserted, in a letter to the Company dated March 8, 2001, that the Company owes Argyll (i) 44,949.593 shares of common stock of the Company pursuant to a Stock Rights Agreement, dated as of February 15, 2001, between Argyll and the Company and (ii) 16,667 shares of the common stock of the Company and $25,000 (or shares of common stock of the Company having a fair market value equal to that amount) pursuant to a Research and Development Agreement, dated as of February 15, 2001, between Argyll and the Company. The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims, if any, made by Argyll. In addition, the Company has delivered notices of termination of the foregoing Research and Development Agreement to Argyll.

PART 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


PRINCIPAL MARKET

The Company's securities were quoted on the NASD electronic bulletin board, from February 5, 1996 to February 27, 2000. The Company was delisted from the NASD electronic bulletin board on February 27, 2000 due to the Company having not achieved compliance with NASD marketplace rule 6530. Currently CYGX is on the verbally quoted market. The Company has cleared comments with the SEC and is in the process of being requoted on the OTCBB after NASD approval. The Company's ticker symbol is "CYGX.".The market makers for the Company's common stock are:

   Herzog, Heine, Geduld, Inc
   USCC Trading/A Division of Fleet Securities
   WM.V. Frankel & Co. Inc.
   Hill Thompson Magid & Co., Inc.
   Wein Securities Corp.
   Sharpe Capital, Inc.
   Knight Securities, Inc.
   Waterhouse Securities, Inc.
   Advanced Clearing, Inc.
   Continental Broker-Dealer Corp.
   Brown & Company Securities Corporation
   GVR Company

BID INFORMATION

The high and low bid price for the Company's common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         HIGH             LOW
                                                         ----             ---
Fiscal Year Ending December 31, 2000
         Fourth Quarter Ended 12/31/00                   1.00              .031
         Third Quarter Ended 09/30/00                    1.125             .25
         Second Quarter Ended 06/30/00                   2.625             .531
         First Quarter Ended 03/31/00                    2.25             1.87

Fiscal Year Ending December 31, 1999
         Fourth Quarter Ended 12/31/99                   1.01              .44
         Third Quarter Ended 09/30/99                     .51              .48
         Second Quarter Ended 06/30/99                    .66              .62
         First Quarter Ended 03/31/99                     .94              .91


STOCKHOLDERS

There are approximately 545 shareholders of record of the Company as December 31, 2000. The Company has not paid any dividends on its Common Stock. The Board does not intend to declare any dividends in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Plan of Operation contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

The Company has budgeted $2,260,720 for operations in fiscal year 2001, of which $823,300 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. The scientific protocols have been determined by Dr. Jonathan Elliston of CytoGenix for three of these studies. A total of $382,270 has been reserved for contingencies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of March 31, 2001, $6,577 of cash on hand for fiscal year 2001. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company's sponsored research agreements with the Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies.

There are currently over 600 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for TroVec(TM). The Company anticipates entering into licenses for a $100,000 initiation fee, and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

The Company's ability to continue operations through December 31, 2001 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2001. Based on historical yearly financial requirements, operating capital of approximately $2.2 million will be needed for each of the calendar years 2001 and 2002. Until the Company's shares of Common Stock are permitted to be quoted on the NASDAQ bulletin board, the Company does not expect to be able to effect any sales of its Common Stock to fund its operations, and has not, since March 2000, focused its resources on attempting to engage in sales of Common Stock.

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

The Company is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty in obtaining required regulatory approval. In order for a product to be commercialized, it will be necessary for the Company and its collaborators to conduct pre-clinical tests and clinical trials, demonstrate efficacy and safety of the Company's product candidates, obtain regulatory clearances and enter into distribution and marketing arrangements either directly or through sublicenses. From the Company's inception through the date of this document, the major role of management has been to obtain sufficient funding for required research, monitoring research progress and developing and licensing intellectual property.

ITEM 7: FINANCIAL STATEMENTS

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
DECEMBER 31, 2000


                                       C O N T E N T S
                                                                                   Page
                                                                                   ----
Independent Auditors' Report........................................................F-3

Balance Sheet.......................................................................F-4

Statements of Operations............................................................F-5

Statements of Changes in Stockholders' Equity (Deficit).............................F-6

Statements of Cash Flows............................................................F-8

Notes to Financial Statements.......................................................F-9

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of CytoGenix, Inc.

We have audited the accompanying balance sheet of CytoGenix, Inc. (a development stage company) as of December 31, 2000, and the related statements of operations, changes in stockholders' equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company has incurred net losses since its inception, has a capital deficit, and has experienced severe liquidity problems. Those conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters also are described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



By: /s/ MANN FRANKFORT STEIN & LIPP CPAS, LLP
   --------------------------------------------
Mann Frankfort Stein & Lipp CPAs, LLP
Houston, Texas
April 5, 2001

To the Board of Directors and Stockholders of CytoGenix, Inc.
9881 South Wilcrest
Houston, Texas 77099




I have audited the statement of operations, stockholders' equity, and cash flows of CytoGenix, Inc. (a Nevada corporation in the development stage) for the year ended December 31, 1999, and for the period from February 10, 1995 (inception), to December 31, 1999. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards in the United States. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CytoGenix, Inc. for the year ended December 31, 1999 and for the period from February 10, 1995 (inception), to December 31, 1999, in conformity with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company has suffered recurring losses from operations and is dependent on the sale of common stock to fund operations, that raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




By: /s/ HARRIE MARIE POLLOK OPERHALL
   ---------------------------------
Harrie Marie Pollok Operhall,
A Professional Corporation
Houston, Texas

March 12, 2001

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2000


ASSETS

CURRENT ASSETS

   Prepaid expenses and other assets                                     $         1,188
                                                                         ---------------
       TOTAL CURRENT ASSETS                                                        1,188

PROPERTY AND EQUIPMENT, net                                                      161,386

PATENTS, net of accumulated amortization of $7,352                               367,648

EQUITY INVESTMENT                                                                     -
                                                                         ---------------
TOTAL ASSETS                                                             $       530,222
                                                                         ===============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Bank overdraft                                                        $        59,261
   Accounts payable and accrued liabilities                                      446,550
                                                                         ---------------
       TOTAL CURRENT LIABILITIES                                                 505,811

TREASURY SHARES SOLD SUBJECT TO MANDATORY REPURCHASE                             750,000

COMMITMENTS AND CONTINGENCIES                                                         -

STOCKHOLDERS' DEFICIT
   Common stock, $0.001 par value; authorized 50,000,000 shares;
    issued 31,433,140 shares                                                      31,432
   Additional paid-in capital                                                 12,254,856
   Treasury stock, 3,366,587 shares; at cost                                  (4,763,176)
   Deficit accumulated during the development stage                           (8,248,701)
                                                                         ---------------
       TOTAL STOCKHOLDERS' DEFICIT                                              (725,589)
                                                                         ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                              $       530,222
                                                                         ===============

                     See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS


                                                                                        February 10,
                                                                                            1995
                                                           Year Ended December 31,     (Inception) to
                                                         ---------------------------    December 31,
                                                             2000           1999            2000
                                                         ------------   ------------    -------------
INCOME
   Gain on sale of security                              $        881   $         -     $        881
   Dividend income                                                 -           1,375           1,633
                                                         ------------   ------------    ------------
       TOTAL INCOME                                               881          1,375           2,514

EXPENSES
   Research and development                                   560,785        319,578       2,401,192
   General and administrative                               1,406,064      1,132,637       5,776,557
   Depreciation and amortization                               43,664          8,644          63,466
   Equity in losses of joint venture                            9,973             27          10,000
                                                         ------------   ------------    ------------
       TOTAL EXPENSES                                       2,020,486      1,460,886       8,251,215
                                                         ------------   ------------    ------------

NET LOSS                                                 $ (2,019,605)  $ (1,459,511)   $ (8,248,701)
                                                         ============   ============    ============

Basic and diluted loss per share of common stock                 (.08)          (.06)           (.50)
                                                         ------------   ------------    ------------
Weighted average common shares outstanding                 26,531,486     22,801,840      16,592,476
                                                         ============   ============    ============

                     See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2000

                                                                                               Deficit
                                                                                             Accumulated      Total
                                                  Common Stock                  Additional   During the    Stockholders'
                                             ---------------------  Treasury     Paid-in     Development      Equity
                                               Shares      Amount     Stock      Capital        Stage        (Deficit)
                                             ----------   --------  --------   -----------   -----------   -------------
Balance, February 10, 1995                           -    $     -    $   -     $        -    $         -     $        -
  Issuance of common stock                    4,584,500      4,584       -          42,799             -          47,383
  Private placements                            110,000        110       -          20,890             -          21,000
  Deficit for period ended December 31,
    1995                                             -          -        -              -         (42,843)       (42,843)
                                             ----------   --------   ------    -----------   ------------    -----------

Balance, December 31, 1995                    4,694,500      4,694       -          63,689        (42,843)        25,540

Issuance of shares
  To sole stockholder of Physical Therapy
    Associates                                  500,000        500       -         374,500             -         375,000
  Deficit for year ended December 31, 1996           -          -        -              -         (51,952)       (51,952)
                                             ----------   --------   ------    -----------   ------------    -----------

Balance, December 31, 1996                    5,194,500      5,194       -         438,189        (94,795)       348,588

Issuance of shares
  For services rendered                       3,687,425      3,687       -         687,705             -         691,392
  Private placements                            825,974        826       -         128,306             -         129,132
  Deficit for year ended December 31, 1997           -          -        -              -      (1,240,039)    (1,240,039)
                                             ----------   --------   ------    -----------   ------------    -----------

Balance, December 31, 1997                    9,707,899      9,707       -       1,254,200     (1,334,834)       (70,927)

Issuance of shares
  Loans from stockholders                       212,780        213       -         135,777             -         135,990
  For services rendered                       3,601,021      3,601       -       2,817,225             -       2,820,826
  Private placements                          2,964,000      2,964       -         590,836             -         593,800
  Payment of services rendered through
    other stockholders' personal shares              -          -        -         152,500             -         152,500
  Deficit for year ended December 31, 1998           -          -        -              -      (3,434,751)    (3,434,751)
                                             ----------   --------   ------    -----------   ------------    -----------

Balance, December 31, 1998                   16,485,700     16,485       -       4,950,538     (4,769,585)       197,438
                                             ==========   ========   ======    ===========   ============    ===========

                     See accompanying notes to financial statements.

                                                                                                     Deficit
                                                                                                   Accumulated        Total
                                                  Common Stock                       Additional     During the     Stockholders'
                                             ---------------------     Treasury        Paid-in      Development       Equity
                                               Shares      Amount       Stock          Capital         Stage         (Deficit)
                                            -----------   --------   ------------    -----------   ------------    ------------
Purchase treasury shares                             -          -         (60,000)            -              -          (60,000)
Sale of treasury shares                              -          -          60,000             -              -           60,000
Issuance of shares
   For services rendered                        544,348        544             -         467,778             -          468,322
   Private placements                           317,220        317             -         129,709             -          130,026
   Stock warrants                                    -          -              -          25,000             -           25,000
In-kind stock swap
   Issuance of restricted shares into
    treasury                                 20,000,000     20,000    (10,475,016)    10,455,016             -               -
   Retirement of treasury shares             (8,229,288)    (8,229)     4,310,096     (4,301,867)            -               -
   Sale of treasury stock subject to
     mandatory repurchase                            -          -         354,803       (354,803)            -               -
   Additional penalty on treasury shares
     sold subject to mandatory repurchase            -          -         125,765       (125,765)            -               -
Deficit for year ended December 31, 1999,
   as restated                                       -          -              -              -      (1,459,511)     (1,459,511)
                                            -----------   --------   ------------    -----------   ------------    ------------

Balance, December 31, 1999                   29,117,980     29,117     (5,684,352)    11,245,606     (6,229,096)       (638,725)

Prior-period adjustment                              -          -        (819,427)       819,427             -               -
                                            -----------   --------   ------------    -----------   ------------    ------------

Balance, December 31, 1999, as restated      29,117,980     29,117     (6,503,779)    12,065,033     (6,229,096)       (638,725)

Issuance of shares
   For services rendered                        546,171        546             -         490,927             -          491,473
   Private placements                         1,018,989      1,019             -         384,781             -          385,800
   For purchase of patents                      500,000        500             -         374,500             -          375,000
   Stock warrants exercised                     250,000        250             -         224,750             -          225,000

Sale of treasury stock subject to
   mandatory repurchase, net of reclass of
   prior year treasury stock sales from
   liability to equity                               -          -       1,765,703     (1,285,135)            -          480,568
Receipt of shares for collection of note
   receivable                                        -          -         (25,100)            -              -          (25,100)
Deficit for year ended December 31, 2000             -          -              -              -      (2,019,605)     (2,019,605)
                                            -----------   --------   ------------    -----------   ------------    ------------
Balance, December 31, 2000                   31,433,140   $ 31,432   $ (4,763,176)   $12,254,856   $ (8,248,701)   $   (725,589)
                                            ===========   ========   ============    ===========   ============    ============

                     See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

                                                                                                February 10,
                                                                                                    1995
                                                                  Year Ended December 31,      (Inception) to
                                                               ---------------------------       December 31,
                                                                   2000           1999               2000
                                                               ------------   ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                    $ (2,019,605)  $ (1,459,511)     $ (8,248,701)
   Adjustments to reconcile net loss to net cash used
    in operations:
     Depreciation and amortization                                   43,664          8,644            63,466
     Common stock issued for services                               426,644        468,322         4,934,684
     Equity in losses of joint venture                                9,973             27            10,000
     Additional penalty on treasury shares                               -         125,765           125,765
   Changes in operating assets and liabilities:
     Prepaid expenses and other assets                                 (248)          (430)           (1,188)
     Notes receivables                                                 -           (25,100)          (25,100)
     Accounts payable and accrued liabilities                       246,012        255,751           511,379
     Stockholders' loans                                                 -              -            135,990
                                                               ------------   ------------      ------------
        NET CASH USED IN OPERATING ACTIVITIES                    (1,293,560)      (626,532)       (2,493,705)

CASH FLOWS FROM INVESTING ACTIVITIES
   Payments for additions to property and equipment                (156,055)       (17,575)         (217,500)
   Investment in joint venture                                           -         (10,000)          (10,000)

       NET CASH USED IN INVESTING ACTIVITIES                       (156,055)       (27,575)         (227,500)

CASH FLOWS FROM FINANCING ACTIVITIES
   Treasury shares sold subject to mandatory
    repurchase                                                      750,000        354,803         1,104,803
   Proceeds from issuance of common stock and
     exercise of common stock warrants                              610,800        130,026         1,532,141
   Proceeds from issuance of common stock warrants                       -          25,000            25,000
   Bank overdraft                                                    59,261             -             59,261
                                                               ------------   ------------      ------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                  1,420,061        509,829         2,721,205
                                                               ------------   ------------      ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (29,554)      (144,278)               -

CASH AND CASH EQUIVALENTS, beginning of year                         29,554        173,832                -
                                                               ------------   ------------      ------------
CASH AND CASH EQUIVALENTS, end of year                         $         -    $     29,554      $         -
                                                               ============   ============      ============

                     See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS: CytoGenix, Inc. (the "Company") is a development stage company that was incorporated in Nevada on February 10, 1995. It is a biotechnology company focusing on controlled cellular dedifferentiation and transdifferentiation processes. The Company has acquired the exclusive rights for applications to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

CASH AND CASH EQUIVALENTS: All short-term highly liquid investments that have an original maturity date of three months or less are considered cash equivalents.

PROPERTY AND EQUIPMENT: Property and equipment are stated at cost. Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from five to seven years. Routine repairs and maintenance costs are charged to operations as incurred while the cost of significant improvements are capitalized.

STOCK-BASED COMPENSATION: In accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock transactions are measured as the excess, if any, of the market price of the Company's common stock at the date of grant over the stock purchase price.

Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" ("EITF 96-18"), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

NET LOSS PER SHARE: Basic loss per share is calculated based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period, excluding any dilutive effects of options, warrants and convertible securities. Diluted earnings per share, if separately presented, would assume the conversion of all dilutive securities, such as options, warrants and convertible securities. Due to the Company's history of losses, all such securities, if any, have been anti-dilutive.

INCOME TAXES: The liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is established for deferred tax assets if it is not more likely than not that such assets will be recoverable in the future.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PATENTS: Patent application costs attributable to internally developed patents are expensed as incurred, while the costs of acquired patents are capitalized. The costs of acquired patents are amortized over their remaining legal lives of seventeen years. Amortization expense was $7,352 and $0 for the years ended December 31, 2000 and 1999, respectively.

REVENUE RECOGNITION: Currently, the Company's only source of income has been from dividends and gains on sale of securities. This income is recognized in the period in which dividends are received or securities sold.

RECLASSIFICATIONS: Certain 1999 items have been reclassified to conform to the 2000 presentation.

NOTE B - GOING CONCERN

Since inception, the Company has been considered a development stage company and has not generated any operating revenue. To fund its development stage activities to date, the Company has relied on the sale of its common stock. Based on historical annual financial requirements, operating capital of approximately $2.2 million will be needed for the calendar year 2001. There is substantial doubt that the Company will generate sufficient revenues during 2001 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2001 depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

NOTE C - SALE OF STOCK

In January 1999, rules governing Regulation D, 504 Private Placements were amended by the U.S. Securities and Exchange Commission whereby issuers were compelled to offer one year restricted stock to investors. Prior to this amendment, issuers were permitted to offer freely transferable shares to investors, typically at a slight discount to market in order to secure equity financing.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE C - SALE OF STOCK (Continued)

In order to continue to fund future operations of the Company, the Company's management decided on May 13, 1999 to offer all current Stockholders the opportunity to exchange their freely transferable shares for one year restricted shares at a ratio of two shares of restricted stock for one share of freely transferable stock. It was the Company's belief at that time that the unrestricted shares could be sold by the Company to individual investors without registration as a means to fund the Company.

The Company initially proposed to issue a total of 20,000,000 restricted shares in exchange for 10,000,000 free trading shares. The free trading shares would then be sold by the Company in the market and in private transactions. Between May 16, 1999 and August 21, 1999, a total of 5,885,356 free trading shares were exchanged for 11,770,712 restricted shares. The Company then, in a series of brokerage and private transactions, sold a total of 1,813,272 and 725,577 shares in the market in 2000 and 1999, respectively. In addition to the stock sold from the Company's treasury from the in-kind stock swap, the Company also sold 72,727 shares in 1999 from previously existing treasury stock. From shares received from the stock swap, the Company received $750,000 and $354,803 in 2000 and 1999, respectively, from treasury shares sold.

Accordingly, it is possible that the sale of the 2,611,576 shares in treasury described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action. Additionally, although it is possible that Stockholders who purchased the shares described above in market transactions may have had the right under state and federal securities laws to require the Company within one year from date of issuance of such shares to repurchase their shares, for the amount originally paid, plus interest, no stockholder has made such a claim and the one year statute expired in February 2001.

NOTE D - STOCK BASED COMPENSATION

During September 1999, the Company established an Employee Stock Purchase Plan (the "Purchase Plan"), under which employees may purchase common shares at par value quarterly up to 25% of their gross salary computed at the closing price on the last day of each pay period. The purchase plan was made retroactive to January 1, 1999 and is compensatory since only a maximum discount of 15% is allowed for the purchase plan to be non-compensatory.

The Company issued 546,171 shares and 544,348 shares during 2000 and 1999, respectively, of its common stock in return for services. Pursuant to the Purchase Plan, the Company issued 105,111 and 107,477 common shares during 2000 and 1999, respectively, to employees of the Company. In addition 202,667 shares were issued during 2000 as a bonus to the employees. Compensation cost charged to operations for those individuals was $252,758 and $85,382 for the years ended December 31, 2000 and 1999, respectively. The Company also issued 238,393 and 436,871 shares during 2000 and 1999, respectively, for consulting services provided by non-employees for an aggregate fair value of $255,993 and $398,940, respectively.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE E - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2000:

         Lab equipment                                         $    174,578
         Furniture and office equipment                              42,922
                                                               ------------
                                                                    217,500
         Less:  accumulated depreciation                            (56,114)
                                                               ------------

         Net property and equipment                            $    161,386
                                                               ============


Depreciation expense was $36,312 and $8,644 for the years ended December 31, 2000 and 1999, respectively.


NOTE F - EQUITY INVESTMENT

On November 3, 1999, CytoGenix, Inc. formed a joint venture with Professional Compounding Centers of America, Inc. (PCCA). Each own a 50% interest in Pharmagenix, LLC (Pharmagenix). This joint venture will apply part of the nucleic acid technology (synthesized DNA and RNA sequences) to the developing non-prescription products for distribution through the 2,500 member compounding pharmacies that are affiliated with PCCA. The Company's initial contribution was $10,000. During the year ended December 31, 2000, the investment was written down to zero due to the recording of its equity in losses of the joint venture.


NOTE G - FACILITIES LEASE

The Company has executed noncancelable operating leases for a vehicle and office and laboratory space that expire in 2003 and 2002, respectively. Rent expense amounted to $28,675 and $14,873 for the years ended December 31, 2000 and 1999, respectively. Future minimum annual rental payments under the current lease are as follows:

          Year Ending December 31,
          ------------------------
                      2001                                     $     29,264
                      2002                                           27,218
                      2003                                              589
                                                               ------------

                                                               $     57,071
                                                               ============

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000


NOTE H - INCOME TAXES

As of December 31, 2000 the Company had net operating tax loss carryforwards of approximately $3,760,000. The carryforwards begin to expire in the year 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax asset related to these carryforwards, as it is more likely than not that these assets will not be realized.

Significant components of the Company's deferred tax assets and liabilities at December 31, 2000 are as follows:

        Deferred tax assets:
           Net operating loss carryforwards                                  $  1,317,269
           Less:  valuation allowance                                          (1,293,457)
                                                                             ------------
             Net deferred tax assets                                               23,812

        Deferred tax liabilities:
           Book depreciation in excess of tax depreciation                        (23,812)
                                                                             ------------

        Net deferred tax                                                     $         -
                                                                             ============

NOTE I - WARRANTS SOLD

During 1999, the Company sold 250,000 warrants for $25,000 to purchase common stock with the right to exercise at any time after July 5, 1999 at exercise price of $.90 per share. These warrants were exercised during 2000.

NOTE J - LITIGATION

The Company has been subject to routine litigation matters in the ordinary course of business. Management believes the outcome of such matters will not have a material adverse effect on its financial position or results of operations.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2000



NOTE K - NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash investing and financing activities for the year ended December 31, 2000:

        Receipt of treasury stock for payment of note receivable                 $    25,100
                                                                                 ===========

        Issuance of common stock for payment of liabilities                      $    64,829
                                                                                 ===========

        Issuance of common stock for acquisition of patents                      $   375,000
                                                                                 ===========


NOTE L - PRIOR PERIOD ADJUSTMENTS

The accompanying financial statements for 1999 have been restated to correct errors made in 1999. The errors include incorrect valuation of treasury stock and certain unrecorded expense accruals. The effect of the restatement was to increase net loss for 1999 by $182,549 ($.01 per share) and to increase treasury stock and additional paid-in capital by $819,427.

NOTE M - SUBSEQUENT EVENT

Subsequent to December 31, 2000, the Company obtained debt financing from an unrelated party for $250,000. The note agreement bears no interest unless the loan defaults, as defined, and is secured by certain patents and patents pending. The note matures July 2001 and contains various covenants including maintenance and protection of the collateral. There is a commitment fee on the note equal to 10% interest in all patents and patents pending of the Company. The Company may repurchase, at its option, the 10% interest from the lender for $1,000,000 within two years from the date of the note agreement.

Until the note is repaid, the Company is required to pay the lender fifty percent of any proceeds received by the Company for the sale of its common stock or other securities.

In March 2001, the authorized common stock shares of the Company was increased to 150 million.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

         On March 27, 2001, the Company filed a Form 8-K disclosing that Harrie Marie Pollok-Operhall, A Professional Corporation of Houston Texas ("HMPO") had been replaced as the Company's principal independent accountant on March 23, 2001.

         On March 23, 2001, the Company engaged Mann Frankfort Stein and Lipp CPAs, LLP as the principal independent accountant to audit the Company's financial statements for the fiscal year ended December 31, 2000.

Disagreements with Accountants

         None.

                                                     PART III


ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of the Directors, executive Officers, key employees and control persons of the Company.


   NAME                                AGE     TITLE
   Malcolm H. Skolnick                 64      Chief Executive Officer, President, Director
                                               Term of Office: 1999 to 2002

   Dell T. Gibson                      62      Executive Vice President, Chairman of the
                                               Board: Term of Office: 1999 to 2002

   Lawrence Wunderlich                 42      Chief Financial Officer, Director
                                               Term of Office: 1999 to 2002

   Michael Walters                     66      Director
                                               Term of Office: 1998 to 2001

   Jonathan Elliston                   41      Vice President of Research & Development


None of the members of management are related. The Company has executed an employment agreement with each of the officers of the Company. Employment compensation can be made in the form of cash or restricted common stock at the prevailing ask price of the stock. The executive officers are given the option of accruing cash payments until such time as the Company can afford to make such payments, in the sole discretion of the Board of Directors. The payment of stock is based on the closing asked price of the Company's common stock on the 1st and 15th of each month for the preceding pay period.

Dr. Skolnick has been the Chief Executive Officer and President of the Company since September 1, 1999. Prior to that time and for the last 30 years Dr. Skolnick was a Professor in the University of Texas Health Sciences Center at Houston. Dr. Skolnick received a Ph.D. in physics from Cornell University and a J.D. from the University of Houston. He is licensed to practice law in Texas and is a registered patent attorney. He has practiced intellectual property law, been active in technology transfer and licensing activities and serves on the Boards of Biodyne, Inc., Public Health Services, Inc., QBIT,
Inc. and several non-profit foundations.

Mr. Gibson has been an officer of the Company since February, 1995. He is a graduate of the University of Texas in Austin. Mr. Gibson has previously worked in a wide variety of Sales, Marketing and Management positions with companies such as Searle Cardio Pulmonary Instruments and AMSCO Rehab. Mr. Gibson currently serves as the Company's Executive Vice President and as a Director.

Mr. Wunderlich worked as a financial consultant at the investment banking firm of Josephthal and Company from October 1996 until August 1998. At that time, Mr. Wunderlich became the Company's Chief Financial Officer. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop, a translation service from 1991 to 1996 and held the position of President. Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

Mr. Walters has been a Director since February 1995, is a Licensed Physical Therapist and has been in private practice for over 36 years.

Dr. Elliston, Ph.D., J.D., M.B.A., has served as the Company's Director of Strategic Planning and Intellectual Property since September 1, 1999 and as the Company's Vice President of Research and Development since April 11, 2000. He is in charge of managing and creating intellectual property and manages laboratory operations. He is also the primary contact for science and technology.

Dr. Elliston earned his PhD in Physiology at the University of Illinois, Champaign-Urbana in 1987. Subsequently he was a post-doctoral fellow of Dr. Bert O'Malley in the Department of Cell Biology at Baylor College of Medicine, Houston, Texas. His primary focus was genetically engineered activators of gene expression. Dr. Elliston remained at Baylor College of Medicine as an Assistant Professor in the Department of Pediatrics until 1997. During his academic career at the Texas Medical Center, he earned a MBA and JD at the University of Houston.

ITEM 10: EXECUTIVE COMPENSATION

The Company has entered into an employment agreement with Dr. Skolnick. In addition to salary, Dr. Skolnick has the option each quarter to purchase common stock at a price per share equal to $0.001 in an amount equivalent to 25% of his gross salary computed at the closing price on the last day of each pay period.

The following table sets forth certain information concerning compensation of each person that served as the Company's Chief Executive Officer during the last fiscal year of the Company. No executive officers of the Company were paid aggregate cash compensation exceeding $100,000 during the last fiscal year.

                                     SUMMARY COMPENSATION TABLE

                                                                LONG-TERM COMPENSATION
NAME AND                                                               AWARD(S)
PRINCIPAL                                                          RESTRICTED STOCK
POSITION                YEAR       SALARY ($)      BONUS ($)         AWARD(S) ($)
---------               ----       ----------      ---------    ----------------------
Malcolm Skolnick
(CEO beginning
Sept. 9, 1999)(1)       2000        120,000             --              30,000
                        1999         40,000          4,000               7,500
                        1998             --             --              35,000

------------------------------

(1) Dr. Skolnick was issued shares of restricted Common Stock as compensation as follows:

                                            CLOSE     NUMBER OF
                     DATE        $ VALUE    PRICE       SHARES
                     ----        -------    -----     --------
                   12/29/2000    $ 1,250   $  0.13      10,000
                   12/15/2000    $ 1,250   $  0.10      12,500
                   11/30/2000    $ 1,250   $  0.25       5,000
                   11/15/2000    $ 1,250   $  0.31       4,006
                   10/31/2000    $ 1,250   $  0.38       3,333
                   10/13/2000    $ 1,250   $  0.60       2,083
                   09/29/2000    $ 1,250   $  0.75       1,667
                   09/15/2000    $ 1,250   $  0.63       2,000
                   08/31/2000    $ 1,250   $  0.75       1,667
                   08/15/2000    $ 1,250   $  0.69       1,820
                   07/31/2000    $ 1,250   $  0.50       2,500
                   07/14/2000    $ 1,250   $  0.69       1,820
                   06/30/2000    $ 1,250   $  0.75       1,667
                   06/15/2000    $ 1,250   $  1.01       1,238
                   06/01/2000    $ 1,250   $  0.75       1,667
                   05/15/2000    $ 1,250   $  1.25       1,000
                   05/01/2000    $ 1,250   $  1.56         800
                   04/14/2000    $ 1,250   $  1.38         909
                   03/31/2000    $ 1,250   $  2.13         588
                   03/15/2000    $ 1,250   $  2.13         588
                   03/01/2000    $ 1,250   $  2.25         556
                   02/15/2000    $ 1,250   $  1.68         744
                   02/01/2000    $ 1,250   $  1.81         691
                   01/15/2000    $ 1,250   $  1.01       1,238
                   12/31/1999    $ 1,250   $  0.81       1,543
                   12/15/1999    $ 1,250   $  0.66       1,894
                   12/01/1999    $ 1,250   $  0.65       1,923
                   11/15/1999    $ 1,250   $  0.46       2,717
                   11/01/1999    $ 1,250   $  0.53       2,358
                   10/15/1999    $ 1,250   $  0.54       2,315
                   10/01/1999    $ 1,250   $  0.48       2,604
                   09/15/1999    $ 1,250   $  0.65       1,923
                   09/01/1999    $ 1,250   $  0.80       1,563
                   03/11/1998    $35,000   $  0.35     100,000
                   03/01/1997    $93,750   $0.1875     500,000

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

The following table sets forth the name and address, as of March 31, 2001, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and ownership rights of each executive officer and director, and all officers and directors as a group.


NAME AND ADDRESS OF BENEFICIAL OWNER                  NUMBER OF SHARES    PERCENT OF SHARES
------------------------------------                  ----------------    -----------------
Nelson Bunker Hunt                                        2,391,976              7.2%
Hunt Exploration Mining Co.
1601 Elm St., Suite 1500
Dallas, Texas 75201
Dell T. Gibson (1)                                        1,490,704              4.5%
9881 So. Wilcrest
Houston, Texas 77099
Malcolm H. Skolnick, Ph.D., J.D.                          1,211,522              3.6%
9881 So. Wilcrest
Houston, Texas 77099
Michael Walters, L.P.T.                                     500,000              1.5%
1220 Blalock, #220
Houston, Texas 77055
Lawrence Wunderlich                                         197,951                *
9881 So. Wilcrest
Houston, Texas 77099
Jonathan Elliston. PhD., J.D.                               171,947                *
9801 So. Wilcrest
Houston, Texas 77099
All Executive Officers and Directors as a group (five     3,572,124               10.7%
persons)


--------------------------
         * Less than 1%

(1) Includes 20,000 shares held of record by Mr. Gibson's spouse and 397,691 shares held of record by Texas Land & Equities, Inc., a corporation controlled by Mr. Gibson.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In December 1998, the Skillern Family Partnership, on behalf of the Company, transferred 150,000 of shares of Common Stock held of record by it to Lawrence Wunderlich as compensation for commencing his employment with the Company and past and future services provided, valued at $82,500.00 (or $0.55 per share). In April 1999, the Company issued 150,000 shares of Common Stock to the Skillern Family Partnership as reimbursement for the shares it previously transferred to Mr. Wunderlich on behalf of the Company, valued at $142,500 (or $0.95 per share). On January 18, 2000, the Company entered into an agreement with Quantum Bit Induction, Inc.,("QBIT"), a company in which each of Lawrence Wunderlich, Malcolm Skolnick and Dell T. Gibson own 1,000,000 of the outstanding shares of capital stock. Pursuant to that agreement, QBIT was issued 3,000,000 shares of Common Stock, valued at $9,000,000. See Item 7, "Plan of Operations" for further information. In April 1999, the Company was unable to consummate a transaction with PTA and agreed to allow Michael Walters, the sole shareholder of PTA, to retain 500,000 (with a value of $440,000, or $0.88 per share) of the 1,500,000 shares previously issued to him in 1996 in connection with the Company's proposed acquisition of PTA, as compensation for consulting services he rendered to the Company. Management is unaware of any other interests of its officers and directors that may create a potential conflict of interest with the Company.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  EXHIBIT
                  NUMBER                        DESCRIPTION
                  -------                       -----------
                  3.1*         -----   Articles of Incorporation of Cryogenic Solutions,
                                       Inc. (incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form 10-SB, as amended (File No.
                                       000-26807), filed with the Securities & Exchange Commission initially on July 23, 1999 (the "Form 10-SB"))

                  3.2*         -----   Certificate of Amendment dated November 1, 1995
                                       of Articles of Incorporation of Cryogenic Solutions, Inc.
                                       (incorporated by reference to exhibit 3.2 of the Form 10-SB).

                  3.3*         -----   Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

                  3.4*         -----   Bylaws of Cryogenic Solutions, Inc. (incorporated by
                                       reference to exhibit 3.4 of the Form 10-SB)

                  10.1*        -----   Employment Agreement dated September 1, 1999 between
                                       Cryogenic Solutions, Inc. and Malcolm H. Skolnick
                                       (incorporated by reference to exhibit 10.2 of the Form 10-SB).

                  10.2*        -----   License Agreement dated February 3, 2000, between
                                       CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

                  10.3*        -----   Technology Transfer Agreement dated June 26, 1998 between
                                       Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

                  10.4*        -----   Employment Agreement dated February 1, 2000 between
                                       CytoGenix, Inc. and Lawrence Wunderlich (incorporated by
                                       reference to exhibit 10.5 of the Form 10-SB).

                  10.5*        -----   Employment Agreement dated February 9, 2000 between
                                       CytoGenix, Inc. and Dell Gibson (incorporated by reference to exhibit 10.6 of the Form 10-SB).

                  10.6*        -----   Sponsored Research Agreement between CytoGenix, Inc. and
                                       Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

                  10.7*        -----   Employment Agreement dated September 1, 2000 between
                                       CytoGenix, Inc. and Jonathan Elliston (incorporated
                                       by reference to exhibit 10.8 of the Form 10-SB).

                  16.1*        -----   Letter re: change in certifying accountant (incorporated by reference to exhibit 16 to the registrant's Current Report on
                                       Form 8-K/A filed with the Securities & Exchange Commission on April 12, 2001).

----------------------
         *Incorporated by reference as indicated.

         (b)      Reports on Form 8-K.

         None.

                              SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYTOGENIX, INC.


                                       By: /s/ Malcolm Skolnick
                                          -------------------------------------
                                          Malcolm Skolnick, Ph.D.
                                          President and Chief Executive Officer
Date: April 17, 2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       By: /s/ Malcolm Skolnick
                                          --------------------------------------
                                          Malcolm Skolnick, Ph.D.
                                          President, Chief Executive Officer and
                                          Director (principal executive officer)

Date: April 17, 2001

                                       By: /s/ Dell Gibson
                                          --------------------------------------
                                          Dell Gibson
                                          Chairman of the Board

Date: April 17, 2001

                                       By:
                                          --------------------------------------
                                          Michael Walters
                                          Director

Date: April 17, 2001

                                       By: /s/ Lawrence Wunderlich
                                          --------------------------------------
                                          Lawrence Wunderlich
                                          Chief Financial Officer, Controller
                                          and Director (principal financial and
                                          accounting officer)

Date: April 17, 2001