Form 10QSB
period 2001-03-31
CYTOGENIX INC
filed 2001-05-15
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.

      Commission file number: 0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)


                NEVADA                              76-0484097
  -----------------------------------       --------------------------
   (State or other jurisdiction of                (IRS Employer
    incorporation or organization)              Identification No.)


      9881 SOUTH WILCREST, HOUSTON, TEXAS               77099
  -----------------------------------------       -------------------
   (Address of principal executive offices)           (Zip Code)


        Issuer's telephone number, including area code: (281) 988-6118

      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of March 31, 2001, 29,733,019, of the issuer's common stock was outstanding.

      Transitional Small Business Disclosure Format (check  one): Yes [ ] No [X]

                                     PART I

ITEM 1         FINANCIAL STATEMENTS



CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
MARCH 31, 2001


ASSETS

CURRENT ASSETS
  Cash                                                       $      6,509
  Prepaid expenses and other assets                                33,400
                                                             ------------
   TOTAL CURRENT ASSETS                                            39,909

PROPERTY AND EQUIPMENT, net                                       159,383

PATENTS, net of accumulated amortization of $12,867               362,133

EQUITY INVESTMENT                                                    --
                                                             ------------

TOTAL ASSETS                                                 $    561,425
                                                             ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                             $     71,655
  Accounts payable and accrued liabilities                        659,008
                                                             ------------
   TOTAL CURRENT LIABILITIES                                      730,663

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized
   150,000,000 shares; issued 33,099,606 shares                    33,098
  Additional paid-in capital                                   12,633,721
  Treasury stock, 3,366,587 shares; at cost                    (4,013,176)
  Deficit accumulated during the development stage             (8,822,881)
                                                             ------------
     TOTAL STOCKHOLDERS' DEFICIT                                 (169,238)
                                                             ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                  $    561,425
                                                             ============


               See accompanying notes to financial statements.
                                                                             F-1

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS

                                         Three          Three         February 10,
                                         Months         Months            1995
                                         Ended          Ended        (Inception) to
                                        March 31,      March, 31,       March 31,
                                          2001            2000            2001
                                      ------------    ------------    ------------
INCOME
  Gain on sale of security            $       --      $       --      $        881
  Dividend income                             --              --             1,633
                                      ------------    ------------    ------------
   TOTAL INCOME                               --              --             2,514

EXPENSES
  Research and development                 269,581          84,317       2,670,773
  General and administrative               297,081         561,276       6,073,638
  Depreciation and amortization              7,518           2,915          70,984
  Equity in losses of joint venture           --              --            10,000
                                      ------------    ------------    ------------
   TOTAL EXPENSES                          574,180         648,508       8,825,395
                                      ------------    ------------    ------------

NET LOSS                              $   (574,180)   $   (648,508)   $ (8,822,881)
                                      ============    ============    ============


Basic and diluted loss per share of
  common stock                                (.02)           (.02)           (.43)
                                      ------------    ------------    ------------

Weighted average common shares
  outstanding                           29,413,912      26,089,195      20,700,933
                                      ============    ============    ============


               See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2001


                                                                                                          DEFICIT
                                                                                                         ACCUMULATED     TOTAL
                                                      COMMON STOCK                          ADDITIONAL    DURING THE   STOCKHOLDERS'
                                                -------------------------     TREASURY       PAID-IN     DEVELOPMENT       EQUITY
                                                  SHARES        AMOUNT         STOCK         CAPITAL        STAGE        (DEFICIT)
                                                -----------   -----------   -----------    -----------   -----------    -----------
Balance, February 10, 1995                             --     $      --     $      --      $      --     $      --      $      --
   Issuance of common stock                       4,584,500         4,584          --           42,799          --           47,383
   Private placements                               110,000           110          --           20,890          --           21,000
   Deficit for period ended
     December 31, 1995                                 --            --            --             --         (42,843)       (42,843)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1995                        4,694,500         4,694          --           63,689       (42,843)        25,540

Issuance of shares
   To sole stockholder of Physical
     Therapy Associates                             500,000           500          --          374,500          --          375,000
   Deficit for year ended
     December 31, 1996                                 --            --            --             --         (51,952)       (51,952)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1996                        5,194,500         5,194          --          438,189       (94,795)       348,588

Issuance of shares
   For services rendered                          3,687,425         3,687          --          687,705          --          691,392
   Private placements                               825,974           826          --          128,306          --          129,132
   Deficit for year ended
     December 31, 1997                                 --            --            --             --      (1,240,039)    (1,240,039)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1997                        9,707,899         9,707          --        1,254,200    (1,334,834)       (70,927)

Issuance of shares
   Loans from stockholders                          212,780           213          --          135,777          --          135,990
   For services rendered                          3,601,021         3,601          --        2,817,225          --        2,820,826
   Private placements                             2,964,000         2,964          --          590,836          --          593,800
   Payment of services rendered
     through other stockholders'
     personal shares                                   --            --            --          152,500          --          152,500
   Deficit for year ended
     December 31, 1998                                 --            --            --             --      (3,434,751)    (3,434,751)
                                                -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1998                       16,485,700        16,485          --        4,950,538    (4,769,585)       197,438

Purchase treasury shares                               --            --         (60,000)          --            --          (60,000)
Sale of treasury shares                                --            --          60,000           --            --           60,000
Issuance of shares
   For services rendered                            544,348           544          --          467,778          --          468,322
   Private placements                               317,220           317          --          129,709          --          130,026
   Stock warrants                                      --            --            --           25,000          --           25,000


                                                                                         DEFICIT
                                                                                        ACCUMULATED                       TOTAL
                                             COMMON STOCK                               ADDITIONAL      DURING THE     STOCKHOLDERS'
                                       ----------------------------      TREASURY        PAID-IN        DEVELOPMENT       EQUITY
                                          SHARES         AMOUNT           STOCK          CAPITAL          STAGE          (DEFICIT)
                                       ------------    ------------    ------------    ------------    ------------    ------------
In-kind stock swap
   Issuance of restricted shares
     into treasury                       20,000,000          20,000     (10,475,016)     10,455,016            --              --
   Retirement of treasury shares         (8,229,288)         (8,229)      4,310,096      (4,301,867)           --              --

   Sale of treasury stock
     subject to mandatory
     repurchase                                --              --           354,803        (354,803)           --              --
   Additional penalty on
     treasury shares sold
     subject to mandatory
     repurchase                                --              --           125,765        (125,765)           --              --
Deficit for year ended
  December 31, 1999,
  as restated                                  --              --              --              --        (1,459,511)     (1,459,511)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999               29,117,980          29,117      (5,684,352)     11,245,606      (6,229,096)       (638,725)

Prior-period adjustment                        --              --          (819,427)        819,427            --              --
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 1999,
  as restated                            29,117,980          29,117      (6,503,779)     12,065,033      (6,229,096)       (638,725)

Issuance of shares
   For services rendered                    546,171             546            --           490,927            --           491,473
   Private placements                     1,018,989           1,019            --           384,781            --           385,800
   For purchase of patents                  500,000             500            --           374,500            --           375,000
   Stock warrants exercised                 250,000             250            --           224,750            --           225,000

Sale of treasury stock
  subject to mandatory
  repurchase, net of reclass
  of prior year treasury
  stock sales from liability
  to equity                                    --              --         1,765,703      (1,285,135)           --           480,568
Receipt of shares for
  collection of note receivable                --              --           (25,100)           --              --           (25,100)
Deficit for year ended
  December 31, 2000                            --              --              --              --        (2,019,605)     (2,019,605)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000               31,433,140          31,432      (4,763,176)     12,254,856      (8,248,701)       (725,589)

Issuance of shares
   For services rendered                    809,366             809            --           166,472            --           167,281
   Private placements                       857,100             857            --           212,393            --           213,250

Reclass of prior year treasury
  stock sales from liability
  to equity                                    --              --           750,000            --              --           750,000
Deficit for quarter ended
  March 31, 2001                               --              --              --              --          (574,180)       (574,180)
                                       ------------    ------------    ------------    ------------    ------------    ------------

Balance, March 31, 2001                  33,099,606    $     33,098    $ (4,013,176)   $ 12,633,721    $ (8,822,881)   $   (169,238)
                                       ============    ============    ============    ============    ============    ============

                 See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF CASH FLOWS


                                                                          Three               Three             February 10,
                                                                         Months              Months                1995
                                                                          Ended               Ended            (Inception) to
                                                                        March 31,            March, 31,            March 31,
                                                                          2001                 2000                 2001
                                                                     ---------------      --------------      --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                            $  (574,180)        $  (648,508)        $(8,822,881)
   Adjustments to reconcile net loss to net cash used in
     operations:
      Depreciation and amortization                                          7,518               2,915              70,984
      Common stock issued for services                                      64,034             332,508           4,998,718
      Equity in losses of joint venture                                       --                  --                10,000
      Additional penalty on treasury shares                                   --                  --               125,765
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                    (32,212)            (11,192)            (33,400)
      Notes receivables                                                       --                  --               (25,100)
      Accounts payable and accrued liabilities                             282,427             (75,352)            793,806
      Stockholders' loans                                                     --              (137,245)            135,990
                                                                       -----------         -----------         -----------
        NET CASH USED IN OPERATING ACTIVITIES
                                                                          (252,413)           (536,874)         (2,746,118)

CASH FLOWS FROM INVESTING ACTIVITIES

   Payments for additions to property and equipment                           --                (9,368)           (217,500)
   Investment in joint venture                                                --              (157,305)            (10,000)
                                                                       -----------         -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES
                                                                              --              (166,673)           (227,500)

CASH FLOWS FROM FINANCING ACTIVITIES

   Treasury shares sold subject to mandatory repurchase                       --               887,245           1,104,803
   Proceeds from issuance of common stock and exercise of
      common stock warrants                                                246,528                --             1,778,669

   Proceeds from issuance of common stock warrants                            --                  --                25,000
   Bank overdraft                                                           12,394                --                71,655
                                                                       -----------         -----------         -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                           258,922             887,245           2,980,127
                                                                       -----------         -----------         -----------


INCREASE IN CASH AND CASH EQUIVALENTS                                        6,509             183,698               6,509


CASH AND CASH EQUIVALENTS, beginning of period                                --                29,554                --
                                                                       -----------         -----------         -----------


CASH AND CASH EQUIVALENTS, end of period                               $     6,509         $   213,252         $     6,509
                                                                       ===========         ===========         ===========

               See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the three months ended March 31, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature.

The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 2000. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end. The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.


NOTE B - GOING CONCERN

Since inception, the Company has been considered a development stage company and has not generated any operating revenue. To fund its development stage activities to date, the Company has relied on the sale of its common stock. Based on historical annual financial requirements, operating capital of approximately $2 million will be needed for the calendar year 2001. There is substantial doubt that the Company will generate sufficient revenues during 2001 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2001 depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

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

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001


NOTE C - SALE OF STOCK (Continued)

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

Accordingly, it is possible that the sale of the 2,611,576 shares in treasury described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action. Additionally, although it is possible that Stockholders who purchased the shares described above in market transactions may have had the right under state and federal securities laws to require the Company within one year from date of issuance of such shares to repurchase their shares, for the amount originally paid, plus interest, no stockholder has made such a claim and the one year statute expired in February 2001. Accordingly, the $750,000 of treasury shares sold subject to mandatory repurchase was reclassified from a liability to equity during the quarter ended March 31, 2001.


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

For the period ended March 31, 2001, the Company issued 809,366 shares of its common stock in return for services; 791,765 shares were issued to employees of the Company and 17,601 shares were issued for consulting services provided by non-employees. Compensation cost and the aggregate fair value of consulting services for the quarter ended March 31, 2001 was $49,705 and $14,329, respectively.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2001



NOTE E - EQUITY INVESTMENT

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


NOTE F - NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash financing activity for the quarter ended March 31, 2001:

   Issuance of common stock for payment of liabilities      $   134,798
                                                            ===========


NOTE G - SUBSEQUENT EVENT

Subsequent to March 31, 2001, the Company obtained debt financing from an unrelated party for $250,000. The note agreement bears no interest unless the loan defaults, as defined, and is secured by certain patents and patents pending. The note matures July 2001 and contains various covenants including maintenance and protection of the collateral. There is a commitment fee on the note equal to 10% interest in all patents and patents pending of the Company. The Company may repurchase, at its option, the 10% interest from the lender for $1,000,000 within two years from the date of the note agreement.

Until the note is repaid, the Company is required to pay the lender fifty percent of any proceeds received by the Company for the sale of its common stock or other securities.

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

      The Company has budgeted $2,260,720 for operations in fiscal year 2001, of which $823,300 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Jonathan Elliston of CytoGenix has determined the scientific protocols for three of these studies. A total of $382,270 has been reserved for contingencies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of March 31, 2001, $6,509 cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company's sponsored research agreements with Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

      There are currently over 600 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for TroVec(TM). The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

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

       The Company expects its sources of revenue for the next several years to consist primarily of payments under future product development joint ventures and of licensing agreements as well as possible royalties. The process of developing the Company's products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the

Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

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


                                     PART II


ITEM 1.     Legal Proceedings.

      No new litigation or new developments in previously reported litigation.

ITEM 2.     Changes in Securities.

      On January 9, 2001, the Company issued 163,813 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-36,923, Jonathan Elliston-22,154, Dell Gibson-22,154 and Lawrence Wunderlich-22,154) and employees (Kim Totsky-10,582, Maury Fogle- 20,308, Yin Chen- 14,769 and Harilyn McMicken- 14,769) of the Company for an aggregate price of $33,278 (based on 25% of employee's gross pay per pay period for the quarter) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the 163,813 shares, $164 was paid by employees in cash and the remainder represents stock compensation.
      Also on January 13, 2001, the Company issued 859,107 shares of Common Stock. Of these, 384,489 shares were issued to executive officers (Malcolm Skolnick-86,667, Jonathan Elliston-52,000, Dell Gibson-52,000 and Lawrence Wunderlich-52,000) and employees (Kim Totsky-24,821, Maury Fogle- 47,667, Yin Chen- 34,667 and Harilyn McMicken- 34,667) of the Company for an aggregate price of $66,550 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the 384,489 shares, $384 was received from the employees in cash and the remainder represents stock compensation. 473,000 shares were sold for an aggregate cash price of $118,250 (or $0.25 per share) in a private placement to accredited investors (Thomas Mccarthy-20,000 , Tom Fields-40,000 , Patrick Fasano-40,000 , Ron Omo-100,000 , Brad Houston-43,000 , Andrew Yasinoff-40,000 ,

John Clifford-20,000 , Thomas Chewning-80,000 , Stanley Jablonski-90,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining 1,618 were issued to Charles Bardwell for services rendered aggregating $501.58 (or $0.31 per share).

      On January 19, 2001 the company issued 243,463 shares of common stock. These shares were issued to executive officers (Malcolm Skolnick-50,000, Dell Gibson-44,643 and Lawrence Wunderlich-148,820). The 44,643 shares to Dell Gibson were for the repayment of a loan. The shares were issued as agreed on by management for an aggregate price of $11,161 (or an average of $0.25 per share). Dr. Skolnick's and Mr. Wunderlich's 50,000 shares and 148,820 shares, respectively, were issued as bonuses for an aggregate price of $49,705 (or an average of $0.25 per share). All of these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

      In February 2001, 160,000 shares were sold for an aggregate cash price of $40,000 (or $0.25 per share) in a private placement to accredited investors (Eric Agnew-20,000 , Roger Behr-80,000 , William Swanson-20,000 , Neil Donner-20,000 , and Ben Agnew-20,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. An additional 627 shares were issued to Charles Bardwell for services rendered aggregating $194.37 (or $0.31 per share). Also an additional 6,841 shares were issued to Jackson Walker LLP for services rendered aggregating $3,420.44 (or $0.50 per share).

      In March 2001, 220,000 shares were sold for an aggregate cash price of $55,000 (or $0.25 per share) in a private placement to accredited investors (Laurence foreman-50,000 , David Tyrrell-20,000 , Eric Stocker-40,000 , Tim Miller-20,000 , Robert Jones-9,000 , Robert Walker-9,000 , Shann Brown-2,000 , Delaware Charter Guaranty-40,000 , Thomas Weisz-20,000 , and Don Weisz-10,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. An additional 7,483 shares were issued to Charles Bardwell for services rendered aggregating $1,870.75 (or $0.25 per share), 500 shares were issued to John Gattineri and 3,600 shares were issued to Hydeman Family Partners as commission for services rendered in connection to the private placement, 712 shares were issued to Peter Glazer for services rendered aggregating $400 (or $0.562 per share) and 320 shares were issued to Stephen Hewitt for services rendered aggregating $200 (or $0.625 per share).


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.          OTHER INFORMATION.

           None.

ITEM 6      EXHIBITS AND REPORTS ON FORM  8-K

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



                                   CYTOGENIX, INC.


Date: May____, 2001                By: /s/ MALCOLM SKOLNICK
                                       ---------------------------------------
                                         Malcolm Skolnick
                                         President and Chief Executive Officer