Form 10QSB
period 2001-06-30
CYTOGENIX INC
filed 2001-08-14
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended June 30, 2001.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.


                         Commission file number: 0-26807


                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)




                       NEVADA                            76-0484097
         -------------------------------------    -----------------------
           (State or other jurisdiction of             (IRS Employer
           incorporation or organization)           Identification No.)


         9881 SOUTH WILCREST, HOUSTON, TEXAS               77099
         -----------------------------------            ------------
      (Address of principal executive offices)           (Zip Code)


         Issuer's telephone number, including area code: (281) 988-6118


      The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

      As of June 30, 2001, 32,725,464, of the issuer's common stock was outstanding.

      Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X]

                                     PART I


ITEM 1         FINANCIAL STATEMENTS


CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2001


ASSETS

CURRENT ASSETS
  Cash                                                         $     65,804
  Prepaid expenses and other assets                                  35,765
                                                               ------------
   TOTAL CURRENT ASSETS                                             101,569

PROPERTY AND EQUIPMENT, net                                         148,806

PATENTS, net of accumulated amortization of $18,382                 356,618
                                                               ------------

TOTAL ASSETS                                                   $    606,993
                                                               ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Bank overdraft                                               $     14,765
  Accounts payable and accrued liabilities                          937,981
  Note payable                                                      100,000
                                                               ------------
   TOTAL CURRENT LIABILITIES                                      1,052,746

STOCKHOLDERS' DEFICIT
  Common stock, $0.001 par value; authorized
   150,000,000 shares; issued 36,092,051 shares                      36,092
  Additional paid-in capital                                     13,007,612
  Treasury stock, 3,366,587 shares; at cost                      (4,013,176)
  Deficit accumulated during the development stage               (9,476,281)
                                                               ------------
   TOTAL STOCKHOLDERS' DEFICIT                                     (445,753)
                                                               ------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    $    606,993
                                                               ============


                 See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)


STATEMENTS OF OPERATIONS


                                                                                                                  FEBRUARY 10,
                                                    THREE MONTHS ENDED                 SIX MONTHS ENDED              1995
                                                        JUNE 30,                           JUNE 30,              (INCEPTION) TO
                                              -----------------------------     -----------------------------        JUNE 30,
                                                  2001             2000             2001             2000             2001
                                              ------------     ------------     ------------     ------------     ------------
INCOME
   Gain on sale of security                   $       --       $       --       $       --       $       --       $        881
   Dividend income                                    --                 12             --                 12            1,633
                                              ------------     ------------     ------------     ------------     ------------
      TOTAL INCOME                                    --                 12             --                 12            2,514

EXPENSES

   Research and development                        181,832           81,444          451,413          165,760        2,852,605

   General and administrative                      455,477          238,831          752,557          800,108        6,529,115
   Depreciation and amortization                    16,091            3,929           23,610            6,844           87,075
   Equity in losses of joint venture                  --               --               --               --             10,000
                                              ------------     ------------     ------------     ------------     ------------
      TOTAL EXPENSES                               653,400          324,204        1,227,580          972,712        9,478,795
                                              ------------     ------------     ------------     ------------     ------------

NET LOSS                                      $   (653,400)    $   (324,192)    $ (1,227,580)    $   (972,700)    $ (9,476,281)
                                              ============     ============     ============     ============     ============


Basic and diluted loss per share of
   common stock                                      (0.02)           (0.01)           (0.04)           (0.03)           (0.47)
                                              ------------     ------------     ------------     ------------     ------------


Weighted average common shares
   outstanding                                  31,057,971       29,851,789       30,245,076       29,492,860       20,032,614
                                              ============     ============     ============     ============     ============


                 See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDER'S EQUITY (DEFICIT)
PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2001


                                                                                                        DEFICIT
                                                                                                      ACCUMULATED     TOTAL
                                                 COMMON STOCK                           ADDITIONAL    DURING THE   STOCKHOLDERS'
                                            -------------------------    TREASURY        PAID-IN      DEVELOPMENT     EQUITY
                                              SHARES        AMOUNT         STOCK         CAPITAL        STAGE        (DEFICIT)
                                            -----------   -----------   -----------    -----------   -----------    -----------
Balance, February 10, 1995                         --     $      --     $      --      $      --     $      --      $      --
   Issuance of common stock                   4,584,500         4,584          --           42,799          --           47,383
   Private placements                           110,000           110          --           20,890          --           21,000
   Deficit for period ended
     December 31, 1995                             --            --            --             --         (42,843)       (42,843)
                                            -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1995                    4,694,500         4,694          --           63,689       (42,843)        25,540

Issuance of shares
   To sole stockholder of Physical
     Therapy Associates                         500,000           500          --          374,500          --          375,000
   Deficit for year ended
     December 31, 1996                             --            --            --             --         (51,952)       (51,952)
                                            -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1996                    5,194,500         5,194          --          438,189       (94,795)       348,588

Issuance of shares
   For services rendered                      3,687,425         3,687          --          687,705          --          691,392
   Private placements                           825,974           826          --          128,306          --          129,132
   Deficit for year ended
     December 31, 1997                             --            --            --             --      (1,240,039)    (1,240,039)
                                            -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1997                    9,707,899         9,707          --        1,254,200    (1,334,834)       (70,927)

Issuance of shares
   Loans from stockholders                      212,780           213          --          135,777          --          135,990
   For services rendered                      3,601,021         3,601          --        2,817,225          --        2,820,826
   Private placements                         2,964,000         2,964          --          590,836          --          593,800
   Payment of services rendered
     through other stockholders'
     personal shares                               --            --            --          152,500          --          152,500
   Deficit for year ended
     December 31, 1998                             --            --            --             --      (3,434,751)    (3,434,751)
                                            -----------   -----------   -----------    -----------   -----------    -----------

Balance, December 31, 1998                   16,485,700        16,485          --        4,950,538    (4,769,585)       197,438

Purchase treasury shares                           --            --         (60,000)          --            --          (60,000)
Sale of treasury shares                            --            --          60,000           --            --           60,000
Issuance of shares
   For services rendered                        544,348           544          --          467,778          --          468,322
   Private placements                           317,220           317          --          129,709          --          130,026
   Stock warrants                                  --            --            --           25,000          --           25,000




                                                  COMMON STOCK
                                           ----------------------------      TREASURY
                                              SHARES          AMOUNT          STOCK
                                           ------------    ------------    ------------
In-kind stock swap
   Issuance of restricted shares
     into treasury                           20,000,000          20,000     (10,475,016)
   Retirement of treasury shares             (8,229,288)         (8,229)      4,310,096

   Sale of treasury stock subject
     to mandatory repurchase                       --              --           354,803
   Additional penalty on treasury
     shares sold subject to
     mandatory repurchase                          --              --           125,765
Deficit for year ended
  December 31, 1999, as restated                   --              --              --
                                           ------------    ------------    ------------

Balance, December 31, 1999                   29,117,980          29,117      (5,684,352)

Prior-period adjustment                            --              --          (819,427)
                                           ------------    ------------    ------------

Balance, December 31, 1999,
   as restated                               29,117,980          29,117      (6,503,779)

Issuance of shares
   For services rendered                        546,171             546            --
   Private placements                         1,018,989           1,019            --
   For purchase of patents                      500,000             500            --
   Stock warrants exercised                     250,000             250            --

Sale of treasury stock subject to
   mandatory repurchase, net of reclass
   of prior year treasury stock sales
   from liability to equity                        --              --         1,765,703
Receipt of shares for collection of
   note receivable                                 --              --           (25,100)
Deficit for year ended December 31, 2000           --              --              --
                                           ------------    ------------    ------------

Balance, December 31, 2000                   31,433,140          31,432      (4,763,176)

Issuance of shares
   For services rendered                        809,366             809            --
   Private placements                           857,100             857            --

Reclass of prior year treasury stock
   sales from liability to equity                  --              --           750,000
Deficit for quarter ended March 31, 2001           --              --              --
                                           ------------    ------------    ------------

Balance, March 31, 2001                      33,099,606          33,098      (4,013,176)

Issuance of shares
   For services rendered                        219,941             220            --
   Private placements                         2,772,504           2,774            --

Deficit for quarter ended June 30, 2001            --              --              --
                                           ------------    ------------    ------------

Balance, June 30, 2001                       36,092,051    $     36,092    $ (4,013,176)
                                           ============    ============    ============


                                                             DEFICIT
                                                           ACCUMULATED         TOTAL
                                            ADDITIONAL      DURING THE      STOCKHOLDERS'
                                             PAID-IN       DEVELOPMENT       EQUITY
                                             CAPITAL          STAGE          (DEFICIT)
                                           ------------    ------------    ------------
In-kind stock swap
   Issuance of restricted shares
     into treasury                           10,455,016            --              --
   Retirement of treasury shares             (4,301,867)           --              --

   Sale of treasury stock subject
     to mandatory repurchase                   (354,803)           --              --
   Additional penalty on treasury
     shares sold subject to
     mandatory repurchase                      (125,765)           --              --
Deficit for year ended
  December 31, 1999, as restated                   --        (1,459,511)     (1,459,511)
                                           ------------    ------------    ------------

Balance, December 31, 1999                   11,245,606      (6,229,096)       (638,725)

Prior-period adjustment                         819,427            --              --
                                           ------------    ------------    ------------

Balance, December 31, 1999,
   as restated                               12,065,033      (6,229,096)       (638,725)

Issuance of shares
   For services rendered                        490,927            --           491,473
   Private placements                           384,781            --           385,800
   For purchase of patents                      374,500            --           375,000
   Stock warrants exercised                     224,750            --           225,000

Sale of treasury stock subject to
   mandatory repurchase, net of reclass
   of prior year treasury stock sales
   from liability to equity                  (1,285,135)           --           480,568
Receipt of shares for collection of
   note receivable                                 --              --           (25,100)
Deficit for year ended December 31, 2000           --        (2,019,605)     (2,019,605)
                                           ------------    ------------    ------------

Balance, December 31, 2000                   12,254,856      (8,248,701)       (725,589)

Issuance of shares
   For services rendered                        166,472            --           167,281
   Private placements                           212,393            --           213,250

Reclass of prior year treasury stock
   sales from liability to equity                  --              --           750,000
Deficit for quarter ended March 31, 2001           --          (574,180)       (574,180)
                                           ------------    ------------    ------------

Balance, March 31, 2001                      12,633,721      (8,822,881)       (169,238)

Issuance of shares
   For services rendered                         15,185            --            15,405
   Private placements                           358,706            --           361,480

Deficit for quarter ended June 30, 2001            --          (653,400)       (653,400)
                                           ------------    ------------    ------------

Balance, June 30, 2001                     $ 13,007,612    $ (9,476,281)   $   (445,753)
                                           ============    ============    ============

                 See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS


                                                                                                                FEBRUARY 10,
                                                                              SIX MONTHS ENDED                      1995
                                                                                  JUNE 30,                     (INCEPTION) TO
                                                                        -------------------------------           JUNE 30,
                                                                            2001                2000                2001
                                                                        -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                             $(1,227,580)        $  (972,700)        $(9,476,281)
   Adjustments to reconcile net loss to net cash used in
     operations:
      Depreciation and amortization                                          23,610               6,844              87,076
      Common stock issued for services                                      145,988             364,514           5,080,672
      Equity in losses of joint venture                                        --                  --                10,000
      Additional penalty on treasury shares                                    --                  --               125,765
   Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                     (34,577)            (26,938)            (35,765)
      Notes receivables                                                        --                  --               (25,100)
      Accounts payable and accrued liabilities                              528,129            (179,900)          1,039,508
      Stockholders' loans                                                      --               225,000             135,990
                                                                        -----------         -----------         -----------
        NET CASH USED IN OPERATING ACTIVITIES
                                                                           (564,430)           (583,180)         (3,058,135)

CASH FLOWS FROM INVESTING ACTIVITIES

   Payments for additions to property and equipment                            --               (10,584)           (217,500)
   Investment in joint venture                                                 --              (219,825)            (10,000)
                                                                        -----------         -----------         -----------
        NET CASH USED IN INVESTING ACTIVITIES
                                                                               --              (230,409)           (227,500)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from note payable                                               250,000                --               250,000
   Payment on note payable                                                 (150,000)               --              (150,000)

   Treasury shares sold subject to mandatory repurchase                        --               887,245           1,104,803
   Proceeds from issuance of common stock and exercise of
      common stock warrants                                                 574,730                --             2,106,871

   Proceeds from issuance of common stock warrants                             --                  --                25,000
   Bank overdraft                                                           (44,496)               --                14,765
                                                                        -----------         -----------         -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                            630,234             887,245           3,351,439
                                                                        -----------         -----------         -----------


INCREASE IN CASH AND CASH EQUIVALENTS                                        65,804              73,656              65,804


CASH AND CASH EQUIVALENTS, beginning of period                                 --                29,554                --
                                                                        -----------         -----------         -----------


CASH AND CASH EQUIVALENTS, end of period                                $    65,804         $   103,210         $    65,804
                                                                        ===========         ===========         ===========

                 See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001



NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the six months ended June 30, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of a normal recurring nature.

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


NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001



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

Accordingly, it is possible that the sale of the 2,611,576 shares in treasury described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action. Additionally, although it is possible that Stockholders who purchased the shares described above in market transactions may have had the right under state and federal securities laws to require the Company within one year from date of issuance of such shares to repurchase their shares, for the amount originally paid, plus interest, no stockholder has made such a claim and the one year statute expired in February 2001. Accordingly, the $750,000 of treasury shares sold subject to mandatory repurchase was reclassified from a liability to equity during the six months ended June 30, 2001.


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

For the period ended June 30, 2001, the Company issued 1,029,307 shares of its common stock in return for services; 1,000,864 shares were issued to employees of the Company and 28,443 shares were issued for consulting services provided by non-employees. Compensation cost and the aggregate fair value of consulting services for the period ended June 30, 2001 was $95,483 and $17,231, respectively.


NOTE E - NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash financing activity for the period ended June 30, 2001:

      Issuance of common stock for payment of
      liabilities                                      $   36,698
                                                       =============

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2001



NOTE F - NOTE PAYABLE

During the second quarter of 2001, the Company obtained debt financing from an unrelated party for $250,000. The note agreement bears no interest unless the loan defaults, as defined, and is secured by certain patents and patents pending. The note matures July 2001 and contains various covenants including maintenance and protection of the collateral. There is a commitment fee on the note equal to 10% interest in all patents and patents pending of the Company. The Company may repurchase, at its option, the 10% interest from the lender for $1,000,000 within two years from the date of the note agreement.

Until the note is repaid, the Company is required to pay the lender fifty percent of any proceeds received by the Company for the sale of its common stock or other securities. As of June 30, 2001, the balance of the note payable is $100,000 and the note was fully paid subsequent to June 30, 2001.





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


      The Company has budgeted $2,260,720 for operations in fiscal year 2001, of which $823,300 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Jonathan Elliston of CytoGenix has determined the scientific protocols for three of these studies. A total of $382,270 has been reserved for contingencies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of June 30, 2001, $65,804 cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company's sponsored research agreements with Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

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



                                     PART II



ITEM 1.     LEGAL PROCEEDINGS.


      On May 31, 2001 the Company settled a lawsuit (No. 2000-14858; CYTOGENIX, INC. VS JIMMY CARTER; In the 125th Judicial District Court of Harris County, Texas) it had filed against a former consultant. The parties executed a Mutual Release and Indemnification Agreement as of that date. This Agreement closed all claims and causes of actions in this matter. A $2,750 settlement was paid to the Company by the consultant for Cytogenix's court fees.


ITEM 2.     CHANGES IN SECURITIES

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

      On April 9, 2001, the Company issued 184,099 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-41,496, Jonathan Elliston-24,897, Dell Gibson-24,897 and Lawrence Wunderlich-24,897) and employees (Kim Totsky-11,893, Maury Fogle-22,823, Yin Chen-16,598 and Harilyn McMicken-16,598) of the Company for an aggregate price of $33,278 (based on 25% of employee's gross pay per pay period for the quarter) in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the 184,099 shares, $184 was paid by employees in cash and the remainder represents stock compensation.

      On April 18, 2001, the Company issued 205,000 shares of Common Stock.180,000 shares were sold for an aggregate cash price of $45,000 (or $0.25 per share) in a private placement to accredited investors (Betty Allman-20,000, Nate Thurmond-20,000, Robert A. White-20,000, Steven F. Craig-40,000, Bradley A. Houston-10,000, William Tyrrell-30,000, M. Foster-20,000 and D. Foster-20,000) pursuant to the exemption from registration provided by section 3(b) of the Securities Act of 1933 and rule 504 thereunder. The remaining 25,000 shares were issued to employee Maury Fogle as bonus compensation for an aggregate price of $9,250 (or $0.37 per share) in reliance on the exemption from registration provided by section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the 25,000 shares, $25 was received from the employee in cash and the remainder represents stock compensation.

      On May 7, 2001, the Company issued 394,734 shares of Common Stock. 284,000 shares were sold for an aggregate cash price of $71,000 ( or $0.25 per share) in a Private Placement to accredited investors (William Kennedy-20,000, Rick Barry-200,000, Richard F. Barry IV-64,000) pursuant to the exemption from registration provided by section 3(b) of the Securities Act of 1933 and rule 504 thereunder. An additional 110,734 shares were issued (Rick Barry-57,667, Richard F Barry IV-3,200, Hydeman Family Partners-46,367, R&D GP-1,000 and Douglas Weedon-2,500) as commission for services rendered in connection to the private placement.

      On June 6, 2001, the Company issued 172,842 shares of Common Stock. 160,000 shares were sold for an aggregate cash price of $40,000 (or $0.25 per share) in a Private Placement to accredited investors (John Townsend-100,000, Andrew Yasinoff-20,000, R. & D. Kozak-20,000 and P.S. Nilakantan-20,000) pursuant to the exemption from registration provided by section 3(b) of the Securities Act of 1933 and rule 504 thereunder. An additional 10,610 shares were issued (Charles Bardwell-8,610 and Kirk R. Huntsman-2,000) as commission for services rendered in connection to the private placement. Also, 2,232 shares were issued to Peter Glazer for past services rendered aggregating $750 (or $0.34 per share).

      On June 28, 2001, the Company issued 2,035,770 shares of Common Stock. 1,804,791 shares were sold for an aggregate cash price of $180,479 (or $0.10 per share) in a Private Placement to accredited investors (John Townsend-454,791, Andrew Yasinoff-100,000, Bradley A. Houston-250,000, Richard A. Cecil-200,000, William E. Cecil-25,000, Patricia Henry-25,000, Richard C. Imbert-500,000, Hydeman Family Partners-100,000 and Lynn Barry-250,000) pursuant to the exemption from registration provided by section 3(b) of the Securities Act of 1933 and rule 504 thereunder. 100,000 shares were sold for an aggregate cash price of $25,000 (or $0.25 per share) in a Private Placement to accredited investor Hydeman Family Partners pursuant to the exemption from registration provided by section 3(b) of the Securities Act of 1933 and rule 504 thereunder. An additional 130,979 shares were issued (Charles Bardwell-55,479, John Black-500, Peter T. Imbert-50,000 and Lynn A. Barry- 25,000) as commission for services rendered in connection to the private placement.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

           None.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

ITEM 5.          OTHER INFORMATION.

          On July 10, 2001 Jonathan Elliston, the Company's VP of R & D, left the Company's employ.

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

            3.3*               ----- Bylaws of Cryogenic Solutions, Inc.


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


                                   CYTOGENIX, INC.

                                   By: /s/ MALCOLM SKOLNICK
                                           Malcolm Skolnick
                                           President and Chief Executive
Date: August 14, 2001                      Officer