Form 10KSB/A
period 2000-12-31
CYTOGENIX INC
filed 2001-09-25
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10K-SB/A

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

        Transitional small Business Disclosure Format (check one): Yes__  No _X_

        Documents incorporated by reference:

        None.

AMENDMENT NO. 1 TO ANNUAL REPORT ON FORM 10-K

CytoGenix, Inc. ("CytoGenix" or "the Company"), a development stage biotechnology company, hereby amends and supplements its Annual Report on Form 10-KSB as originally filed by the Company on April 17, 2001 solely for the purpose of supplementing the disclosure previously made in Item 3 of Part I of Form 10-KSB and to file as exhibits pursuant to Item 9 of Part III of Form 10-KSB the documents described in that disclosure.

                                     PART I

ITEM 3: LEGAL PROCEEDINGS

ARGYLL DISPUTE

Argyll Scientific, L.L.C. ("Argyll") has asserted, in a letter to the Company dated March 8, 2001, that the Company owes Argyll (i) 44,949.593 shares of common stock of the Company pursuant to a Stock Rights Agreement, dated effective as of March 10, 2000, between Argyll and the Company (the "Stock Rights Agreement") and (ii) 16,667 shares of the common stock of the Company and $25,000 (or shares of common stock of the Company having a fair market value equal to that amount) pursuant to a Research and Development Agreement, dated effective as of March 10, 2000, between Argyll and the Company (the "Research and Development Agreement"). The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims, if any, made by Argyll. In addition, the Company has delivered notices of termination of the Research and Development Agreement to Argyll.


Although both the Stock Rights Agreement and the Research and Development Agreement are dated effective as of March 10, 2000, neither agreement was delivered to Argyll after being signed by the Company until September 21, 2000, which is the date upon which those agreements became effective. In addition, on that date, the Company delivered to Argyll a warrant to acquire 1,590,676 shares of common stock of the Company at an exercise price of $5.00 per share. The exercise period for this warrant ends on March 10, 2005.


ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K
         (a)      Exhibits.

                  EXHIBIT
                  NUMBER                             DESCRIPTION
                  -------                            -----------
                  3.1*              -----   Articles of Incorporation of Cryogenic Solutions,
                                            Inc. (incorporated by reference to Exhibit 3.1 to the registrant's registration statement on Form 10-SB, as amended (File No.
                                            000-26807), filed with the Securities & Exchange Commission initially on July 23, 1999 (the "Form 10-SB")).

                  3.2*              -----   Certificate of Amendment dated November 1, 1995




                                            of Articles of Incorporation of Cryogenic Solutions, Inc.
                                            (incorporated by reference to Exhibit 3.2 of the Form 10-SB).

                  3.3*              -----   Certificate of Amendment dated January 13, 2000
                                            of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.3 of the Form 10-SB).

                  3.4*              -----   Bylaws of Cryogenic Solutions, Inc. (incorporated
                                            by reference to Exhibit 3.4 of the Form 10-SB).

                  4.1               ------  Warrant to acquire 1,590,676 shares of common stock of
                                            CytoGenix, Inc., dated March 10, 2000, issued to Argyll
                                            Scientific, LLC.

                  10.1*             -----   Employment Agreement dated September 1, 1999
                                            between Cryogenic Solutions, Inc. and Malcolm H. Skolnick
                                            (incorporated by reference to Exhibit 10.2 of the Form 10-SB).

                  10.2*             -----   License Agreement dated February 3, 2000,
                                            between CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to Exhibit 10.3 of the Form 10-SB).

                  10.3*             -----   Technology Transfer Agreement dated June 26,
                                            1998 between Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to Exhibit 10.4 of the Form 10-SB).

                  10.4*             -----   Employment Agreement dated February 1, 2000
                                            between CytoGenix, Inc. and Lawrence Wunderlich (incorporated by reference to Exhibit 10.5 of the Form 10-SB).

                  10.5*             -----   Employment Agreement dated February 9, 2000
                                            between CytoGenix, Inc. and Dell Gibson (incorporated by reference to
                                            Exhibit 10.6 of the Form 10-SB).

                  10.6*             -----   Sponsored Research Agreement between
                                            CytoGenix, Inc. and Baylor College
                                            of Medicine as of March 1, 2000
                                            (incorporated by reference to
                                            Exhibit 10.7 of the Form 10-SB).




                  10.7*             -----   Employment Agreement dated September 1, 2000
                                            between CytoGenix, Inc. and Jonathan Elliston (incorporated by reference to Exhibit 10.8 of the Form 10-SB).

                  10.8              -----   Research and Development Agreement dated
                                            effective as of March 10, 2000 between CytoGenix, Inc. and Argyll
                                            Scientific, LLC.

                  10.9              -----   Stock Rights Agreement dated effective as of
                                            March 10, 2000 between CytoGenix, Inc. and Argyll Scientific, LLC.

                  16.1*             -----   Letter re: change in certifying accountant
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

                                       CYTOGENIX, INC.


                                       By: /s/ Malcolm Skolnick
                                          --------------------------------------
                                           Malcolm Skolnick, Ph.D.
                                           President and Chief Executive Officer
Date: September 24, 2001