Form 10QSB
period 2001-09-30
CYTOGENIX INC
filed 2001-11-14
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ___________to ____________.

Commission file number: 0-26807

CYTOGENIX, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	76-0484097
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9881 South Wilcrest, Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: (281) 988-6118

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2001, 41,727,799 of the issuer’s common stock was outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No  ☒

PART I

ITEM 1                   FINANCIAL STATEMENTS

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

SEPTEMBER 30, 2001

ASSETS

CURRENT ASSETS
Cash	$12,017
Prepaid expenses and other assets	6,371
TOTAL CURRENT ASSETS	18,388

PROPERTY AND EQUIPMENT, net	138,300

PATENTS, net of accumulated amortization of $23,897	351,103

TOTAL ASSETS	$507,791

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$897,332

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value; authorized 150,000,000 shares; issued 44,094,366 shares; 41,727,779 shares outstanding	44,094
Additional paid-in capital	13,343,212
Treasury stock, 2,366,587 shares; at cost	(2,813,176)
Deficit accumulated during the development stage	(10,963,671)
TOTAL STOCKHOLDERS’ DEFICIT	(389,541)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$507,791

See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

					February 10,
					1995
	Three Months Ended		Nine Months Ended		(Inception) to
	September 30,		September 30,		September 30,
	2001	2000	2001	2000	2001

INCOME
Gain on sale of security	$-	$867	$-	$15	$881

Other income	3,712	3	3,712	867	5,345
TOTAL INCOME	3,712	870	3,712	882	6,226

EXPENSES
Research and development	1,039,022	350,050	1,490,434	515,810	3,891,627
General and administrative	435,988	439,463	1,188,546	1,239,571	6,965,103
Depreciation and amortization	16,092	3,157	39,702	10,001	103,167
Equity in losses of joint venture	-	-	-	-	10,000
TOTAL EXPENSES	1,491,102	792,670	2,718,682	1,765,382	10,969,897

NET LOSS	$(1,487,390)	$(791,800	$(2,714,970)	$(1,764,500)	$(10,963,671)

Basic and diluted loss per share of common stock	(0.04)	(0.03)	(0.08)	(0.06)	(0.55)

Weighted average common shares outstanding	40,598,713	30,443,335	33,747,042	30,068,454	19,809,476

See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDER’S EQUITY (DEFICIT)

PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2001

					Deficit
					Accumulated	Total
				Additional	During the	Stockholders’
	Common Stock		Treasury	Paid-in	Development	Equity
	Shares	Amount	Stock	Capital	Stage	(Deficit)

Balance, February 10, 1995	-	$-	$-	$-	$-	$-
Issuance of common stock	4,584,500	4,584	-	42,799	-	47,383
Private placements	110,000	110	-	20,890	-	21,000
Deficit for period ended December 31, 1995	-	-	-	-	(42,843)	(42,843)

Balance, December 31, 1995	4,694,500	4,694	-	63,689	(42,843)	25,540

Issuance of shares
To sole stockholder of Physical Therapy Associates	500,000	500	-	374,500	-	375,000
Deficit for year ended December 31, 1996	-	-	-	-	(51,952)	(51,952)

Balance, December 31, 1996	5,194,500	5,194	-	438,189	(94,795)	348,588

Issuance of shares
For services rendered	3,687,425	3,687	-	687,705	-	691,392
Private placements	825,974	826	-	128,306	-	129,132
Deficit for year ended December 31, 1997	-	-	-	-	(1,240,039)	(1,240,039)

Balance, December 31, 1997	9,707,899	9,707	-	1,254,200	(1,334,834)	(70,927)

Issuance of shares
Loans from stockholders	212,780	213	-	135,777	-	135,990
For services rendered	3,601,021	3,601	-	2,817,225	-	2,820,826
Private placements	2,964,000	2,964	-	590,836	-	593,800
Payment of services rendered through other stockholders’ personal shares	-	-	-	152,500	-	152,500
Deficit for year ended December 31, 1998	-	-	-	-	(3,434,751)	(3,434,751)

Balance, December 31, 1998	16,485,700	16,485	-	4,950,538	(4,769,585)	197,438

Purchase treasury shares	-	-	(60,000)	-	-	(60,000)
Sale of treasury shares	-	-	60,000	-	-	60,000
Issuance of shares
For services rendered	544,348	544	-	467,778	-	468,322
Private placements	317,220	317	-	129,709	-	130,026
Stock warrants	-	-	-	25,000	-	25,000

In-kind stock swap
Issuance of restricted shares into treasury	20,000,000	20,000	(10,475,016)	10,455,016	-	-
Retirement of treasury shares	(8,229,288)	(8,229)	4,310,096	(4,301,867)	-	-
Sale of treasury stock subject to mandatory repurchase	-	-	354,803	(354,803)	-	-
Additional penalty on treasury shares sold subject to mandatory repurchase	-	-	125,765	(125,765)	-	-
Deficit for year ended December 31, 1999, as restated	-	-	-	-	(1,459,511)	(1,459,511)

Balance, December 31, 1999	29,117,980	29,117	(5,684,352)	11,245,606	(6,229,096)	(638,725)

Prior-period adjustment	-	-	(819,427)	819,427	-	-

Balance, December 31, 1999, as restated	29,117,980	29,117	(6,503,779)	12,065,033	(6,229,096)	(638,725)

Issuance of shares
For services rendered	546,171	546	-	490,927	-	491,473
Private placements	1,018,989	1,019	-	384,781	-	385,800
For purchase of patents	500,000	500	-	374,500	-	375,000
Stock warrants exercised	250,000	250	-	224,750	-	225,000

Sale of treasury stock subject to mandatory repurchase, net of reclass of prior year treasury stock sales from liability to equity	-	-	1,765,703	(1,285,135)	-	480,568
Receipt of shares for collection of note receivable	-	-	(25,100)	-	-	(25,100)
Deficit for year ended December 31, 2000	-	-	-	-	(2,019,605)	(2,019,605)

Balance, December 31, 2000	31,433,140	31,432	(4,763,176)	12,254,856	(8,248,701)	(725,589)

Issuance of shares
For services rendered	809,366	809	-	166,472	-	167,281
Private placements	857,100	857	-	212,393	-	213,250

Reclass of prior year treasury stock sales from liability to equity	-	-	750,000	-	-	750,000
Deficit for quarter ended March 31, 2001	-	-	-	-	(574,180)	(574,180)

Balance, March 31, 2001	33,099,606	33,098	(4,013,176)	12,633,721	(8,822,881)	(169,238)

Issuance of shares
For services rendered	219,941	220	-	15,185	-	15,405
Private placements	2,772,504	2,774	-	358,706	-	361,480

Deficit for quarter ended June 30, 2001	-	-	-	-	(653,400)	(653,400)

Balance, June 30, 2001	36,092,051	36,092	(4,013,176)	13,007,612	(9,476,281)	(445,753)

Issuance of shares
For services rendered	4,366,829	4,367	-	1,075,687	-	1,080,054
Private placements	4,635,486	4,635	-	458,913	-	463,548
Retirement of treasury stock	(1,000,000)	(1,000)	1,200,000	(1,199,000)	-	-
Deficit for quarter ended September 30, 2001	-	-	-	-	(1,487,390)	(1,487,390)

Balance, September 30, 2001	44,094,366	$44,094	$(2,813,176)	$13,343,212	$(10,963,671)	$(389,541)

See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			February 10,
			1995
	Nine Months Ended		(Inception) to
	September 30,		September 30,
	2001	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,714,970)	$(1,764,500)	$(10,963,671)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	39,702	10,001	103,168
Common stock issued for services	1,203,859	845,092	6,138,543
Equity in losses of joint venture	-	-	10,000
Additional penalty on treasury shares	-	(137,245)	125,765
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(5,254)	(249)	(6,442)
Notes receivables	-	-	(25,100)
Accounts payable and accrued liabilities	509,663	(60,420)	1,021,042
Stockholders’ loans	-	-	135,990
NET CASH USED IN OPERATING ACTIVITIES	(967,000)	(1,107,321)	(3,460,705)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for additions to property and equipment	-	(10,584)	(217,500)
Investment in joint venture	-	(223,508)	(10,000)
NET CASH USED IN INVESTING ACTIVITIES	-	(234,092)	(227,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from note payable	250,000	-	250,000
Payment on note payable	(250,000)	-	(250,000)
Treasury shares sold subject to mandatory repurchase	-	887,245	1,104,803
Proceeds from issuance of common stock and exercise of common stock warrants	1,038,278	432,278	2,570,419
Proceeds from issuance of common stock warrants	-	-	25,000
Bank overdraft	(59,261)	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	979,017	1,319,523	3,700,222

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,017	(21,890)	12,017

CASH AND CASH EQUIVALENTS, beginning of period	-	29,554	-

CASH AND CASH EQUIVALENTS, end of period	$12,017	$7,664	$12,017

See accompanying notes to financial statements.

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

NOTE A – BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the “Company”) and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the nine months ended September 30, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission.  All adjustments and provisions included in these statements are of a normal recurring nature.

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

NOTE B – GOING CONCERN

Since inception, the Company has been considered a development stage company and has not generated any operating revenue.  To fund its development stage activities to date, the Company has relied on the sale of its common stock.  Based on historical annual financial requirements, operating capital of approximately $2.2 million will be needed for the calendar year 2001.  There is substantial doubt that the Company will generate sufficient revenues during 2001 and 2002 to meet its operating cash requirements. Accordingly, the Company’s ability to continue operations through 2001 and beyond depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

NOTE C – SALE OF STOCK

In January 1999, rules governing Regulation D, 504 Private Placements were amended by the U.S. Securities and Exchange Commission whereby issuers were compelled to offer one year restricted stock to investors.  Prior to this amendment, issuers were permitted to offer freely transferable shares to investors, typically at a slight discount to market in order to secure equity financing.

In order to continue to fund future operations of the Company, the Company’s management decided on May 13, 1999 to offer all current Stockholders the opportunity to exchange their freely transferable shares for one year restricted shares at a ratio of two shares of restricted stock for one share of freely transferable stock.  It was the Company’s belief at that time that the unrestricted shares could be sold by the Company to individual investors without registration as a means to fund the Company.

The Company initially proposed to issue a total of 20,000,000 restricted shares in exchange for 10,000,000 free trading shares.  The free trading shares would then be sold by the Company in the market and in private transactions.  Between May 16, 1999 and August 21, 1999, a total of 5,885,356 free trading shares were exchanged for 11,770,712 restricted shares.  The Company then, in a series of brokerage and private transactions, sold a total of 1,813,272 and 725,577 shares in the market in 2000 and 1999, respectively.  In addition to the stock sold from the Company’s treasury from the in-kind stock swap, the Company also sold 72,727 shares in 1999 from previously existing treasury stock.  From shares received from the stock swap, the Company received $750,000 and $354,803 in 2000 and 1999, respectively, from treasury shares sold.

Accordingly, it is possible that the sale of the 2,611,576 shares in treasury described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action.  Additionally, although it is possible that Stockholders who purchased the shares described above in market transactions may have had the right under state and federal securities laws to require the Company within one year from date of issuance of such shares to repurchase their shares, for the amount originally paid, plus interest, no stockholder has made such a claim and the one year statute expired in February 2001.  Accordingly, the $750,000 of treasury shares sold subject to mandatory repurchase was reclassified from a liability to equity during the nine months ended September 30, 2001.

NOTE D – STOCK BASED COMPENSATION

During September 1999, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”), under which employees may purchase common shares at par value quarterly up to 25% of their gross salary computed at the closing price on the last day of each pay period.  The purchase plan was made retroactive to January 1, 1999 and is compensatory since only a maximum discount of 15% is allowed for the purchase plan to be non-compensatory.

For the nine months ended September 30, 2001, the Company issued 5,396,136 shares of its common stock in return for services; 1,178,372 shares were issued to employees of the Company and 4,217,764 shares were issued for consulting services provided by non-employees.  Compensation cost and the aggregate fair value of consulting services for the nine months ended September 30, 2001 was $135,083 and $1,053,318, respectively.

NOTE E – NON-CASH INVESTING AND FINANCING ACTIVITIES

The Company had the following non-cash financing activity for the period ended September 30, 2001:

Issuance of common stock for payment of liabilities	$58,881

NOTE F – NOTE PAYABLE

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

The note was fully repaid during the quarter ended September 30, 2001.

Item 2                     Management’s Discussion and Analysis or Plan of Operation.

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

The Company has budgeted $2,260,720 for operations in fiscal year 2001, of which $823,300 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Jonathan Elliston of CytoGenix has determined the scientific protocols for three of these studies. A total of $382,270 has been reserved for contingencies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of September 30, 2001, $12,017 cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company's sponsored research agreements with Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

There are currently over 600 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for TroVec(TM). The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

The Company's ability to continue operations through December 31, 2001 and beyond depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2001. Based on historical yearly financial requirements, operating capital of approximately $2.2 million will be needed for each of the calendar years 2001 and 2002.

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

PART II

ITEM 1.                  LEGAL PROCEEDINGS.

                                On or about October 8, 2001, the Company was served notice of Cause Number 2001-48844, styled as Elliston v. Cryogenic Solutions, in the 269TH Judicial District of Harris County, Texas. Jonathan Elliston is a former employee of the Company.  Dr. Ellistoy filed the suit alleging wrongful termination as of July 10, 2001.

ITEM 2.                  CHANGES IN SECURITIES

On July 9, 2001, the Company issued 152,508 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-34,375, Jonathan Elliston-20,625, Dell Gibson-20,625 and Lawrence Wunderlich-20,625) and employees (Kim Totsky-9,852, Maury Fogle- 18,906, Yin Chen- 13,750 and Harilyn McMicken- 13,750) of the Company for an aggregate price of $33,278 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  Of the 152,508 shares, $152 was received from the employees in cash and the remainder represents stock compensation.

On July 10, 2001 the Company issued 4,825,000 shares of common stock.  1,100,000 shares were sold for an aggregate cash price of  $110,000 (or $0.10 per share) in a private placement to accredited investors (Chou Ming Tu-600,000 and Ting Shung Lee- 500,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. Also, 25,000 shares were issued to Maury Fogle as a bonus for compensation for an aggregate price of $6,500 ( or an average of $0.26 per share) these shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. The remaining 3,700,000 were issued relating to consulting services for the acquisition of intellectual property (Mike Skillern- 1,000,000, Alejandro Bernal- 1,000,000, Allan J. Richardson- 600,000, Quantum Bit Induction- 250,000, Donna Skillern- 250,000, Linda Taylor- 250,000, Chad Reed- 150,000, Chabad of Sarasota- 200,000) for an aggregate cost of $962,000( or an average price of $0.26 per share). These shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

On August 16, 2001 the company issued and sold 2,458,322 shares of common stock for an aggregate price of $245,832 (or an average of $0.10 per share) in a private placement to accredited investors (Hydeman Family Partners- 250,000, Charles M. Bardwell-3,322, Roland L Violette-500,000, Series UnLTD,INC-250,000, Robert J. Brueck-100,000, Gary & Linda Sanford JTWROS-250,000, Francis Nelkin-45,000, Paul Nelkin-30,000, John Gattineri-30,000, Jett-1,000,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On July 24, 2001, 499,464 shares were sold for an aggregate cash price of  $49,946 (or $0.10 per share) in a private placement to accredited investors (Huey Tsur Hsiao-50,000, Chuan Te Sung-10,000, Lee Wang Kuang Jean-50,000, Chung Chuan Tu-90,000, Charles Bardwell-49,464, and Tina Phillips-250,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. An additional 500 shares were issued to Thomas Sheppard for services rendered aggregating $65 (or $0.13 per share).

On July 31, 2001, 467,700 shares were sold for an aggregate cash price of  $46,770 (or $0.10 per share) in a private placement to accredited investors (R. Kirk Huntsman-37,500, John V. Townsend-180,200, Nicolas Wonnell-150,000 and Wisteria Trading Co LTD-100,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. An additional 488,821 shares were issued (to Peter Glazer-2,551, Charles M. Bardwell-18,020, Hydeman Family Partners-237,250, Douglas C. Nelkin-202,500, Bob L. McGiboney-5,000, Rick Barry-22,500 and Douglas Weedon-1,000)  for services rendered aggregating $78,211 (or $0.16  per share).

On August 8, 2001 1,000,000 shares of common stock were retired from treasury.

In August 2001, 110,000 shares were sold for an aggregate cash price of  $11,000 (or $0.10 per share) in a private placement to accredited investor Jisook Cammack and were distributed (Jisook K Cammack-30,000, Christopher M Cammack-20,000, Michelle D. Parsons-20,000, Andrew J Ford-20,000, Jordon S Niles-10,000, and Mason C. Niles-10,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.

OTHER INFORMATION.

None.

ITEM 6		EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits.

		Exhibit Number	Description
		3.1*	Articles of Incorporation of Cryogenic Solutions, Inc.

		3.2*	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

		3.3*	Bylaws of Cryogenic Solutions, Inc.

*  Incorporated by reference to such Exhibit to the 10-SB of the Company filed on January 31, 2001.

(b)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or because the required information is contained in the
Financial Statements or the Notes thereto.

(c)	Reports on Form 8-K.

None.

SIGNATURES

                In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

Date: November 14, 2001	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief
Executive Officer