Form 10KSB
period 2001-12-31
CYTOGENIX INC
filed 2002-04-15
CIK 1005302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K-SB

☒            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from       to

                Commission file number: 000-26807

CytoGenix, Inc.

(Name of Small Business Issuer in its charter)

Nevada	76-0484097
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

9881 South Wilcrest, Houston, Texas	77099
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code (281) 988-6118

Securities to be registered under Section 12(b) of the Act:

Title of each class	Name of each exchange on which
to be so registered	each class to be registered
NA	NA

Securities to be registered under Section 12(g) of the Act:

Common Stock, par value $.001 per share

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer’s revenues for the fiscal year ended December 31, 2001 were $875.

As of December 31, 2001 the aggregate market value of the registrant’s common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $8,753,680 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statement made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person.) As of December 31, 2001 the registrant had 44,890,665 shares of common stock issued and outstanding.

Transitional small Business Disclosure Format (check one) :  Yes ☐ No ☒

Documents incorporated by reference:

None.

CYTOGENIX, INC.

FORM 10-KSB

PART I

ITEM 1: DESCRIPTION OF BUSINESS

CytoGenix, Inc. (“CytoGenix” or “the Company”) is a biopharmaceutical company whose primary focus is the development and commercialization of it’s proprietary technology applicable to implementing the final stage delivery of therapeutic single stranded DNA (ssDNA)molecules in cells. The company seeks to generate revenues and improve the health and well-being of humans and companion and food animals by utilizing intracellular expression of ssDNA for molecular therapies.  The Company’s technology prevents genetically diseased cells from manufacturing harmful proteins, thereby preventing disease.  The Company seeks to sell and license its technology to biotechnology companies owning DNA sequences in the Human Genome and to assist in their determination of the function and purpose of these sequences.

The Company was formed in 1995 as a biomedical research and development company.  The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company’s inception.

INTRODUCTION

Widely published scientific studies conducted over the last twenty years by leading universities, including the University of Nebraska, University of Texas and University of Pennsylvania, private research laboratories and the National Institute of Health have established that most diseases are the result of malfunctioning genes in the human genome, or the activities of rogue genes called viruses.  This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer and certain cardiovascular diseases. To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA (mRNA) is called the “sense” molecule. This message-carrying molecule then moves to another part of the cell where it assembles the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing small molecules of specific genetic material into the cells themselves. Fortunately, this genetic activity can be interrupted and controlled at three levels with the introduction of sequence specific ssDNA into the cells.  CytoGenix owns patented intracellular expression system technology (CYGXes™) to produce any desired sequence-specific, ssDNA molecules (ODN) in individual cells for the purpose of triplex, antisense, catalytic DNA, and aptamer applications.

1.               Triplex:  As mRNA is transcribed and the DNA strands are still separated, a single strand of complementary DNA is inserted into the gap forming a triple helix (triplex) structure, thus preventing the future production of mRNA from that segment.

2.               Antisense:  Messenger RNA is intercepted en route by a complementary ssDNA sequence that binds to and results in the destruction of the mRNA by enzymes within the cell, thus preventing the mRNA from producing the protein in question.

3.               Catalytic DNA:  Similar to antisense, a ssDNA sequence containing sequence regions that bind to the mRNA, but also contains a unique sequence region that acts to cut and destroy the mRNA, thus preventing it from producing the protein in question.

4.               Aptamer: The ssDNA binds to the protein itself in the cell and causes the protein to become inactivated.

The key to success with these genetic therapies is to insure that sufficient quantities of the ssDNA molecules ultimately appear in the cells.  CytoGenix has invented what functions as a tiny biological “factory” that, after introduction into the cell, actually produces many copies of the ssDNA molecules in the cell.  The business of CytoGenix is to refine this technology and apply it to the delivery of various patented DNA molecules for the development of effective therapeutic drugs.

THE HUMAN GENOME

The U.S. Department of Energy defines the human genome as follows: “the complete set of instructions for making an organism is called its genome. It contains the master blueprint for all cellular structures and activities for the lifetime of the cell or organism. Found in every nucleus of a person’s many trillions of cells, the human genome consists of tightly coiled threads of deoxyribonucleic acid (DNA) and associated protein molecules, organized into structures called chromosomes.  For each organism, the chromosomes encode all the information necessary for building and maintaining life, from simple bacteria to remarkably complex human beings. Understanding how DNA performs this function requires some knowledge of its structure and organization.”

The chromosomes are made up of complementary intertwined strands of DNA: one is labeled positive and the other negative. The negative strand of the DNA produces single strands of positive nucleotides (messenger RNA), each of which move around in the cell carrying coded instructions for the production of a specific protein.

By studying how genes function in the human genome and understanding how they go awry, scientists are developing new therapies designed to attack the underlying causes of disease, not just the symptoms.  Makers of the new gene-based drugs anticipate those drugs will offer advantages over existing treatments, which merely attack the symptoms of a disease, by providing therapies that attack the underlying causes of disease.  The Company is aware of only one proven product that constitutes an Antisense therapy, VitraveneTM, which was approved for marketing in the United States on August 26, 1998, for treatment of cytomegalovirus retinitis but was not developed by the Company.  There can be no assurance that any additional Antisense drugs for illnesses other than cytomegalovirus retinitis will be approved for marketing in the United States.

DEVELOPMENT TO DATE

The ssDNA expression vector technology was developed as the direct result of an exclusive license and sponsored research agreement with Dr. Charles Conrad and InGene, Inc.  Dr. Conrad first invented and obtained a patent on the precursor technology of expressing single strands of sequence specific DNA in bacteria as a research laboratory technique, not contemplating any therapeutic use in living organisms. He developed the first version of the vector as a commercial product, but later abandoned the enterprise to complete his medical training. Dr. Conrad is not associated with the Company in any way other than by membership on the Company’s Scientific Advisory Board and through the prior licensing to the Company of certain rights to technology developed by him.

CytoGenix negotiated the license to obtain rights to the technology, revived the patent that had been filed by Dr. Conrad and entered into a sponsored research agreement with Dr. Conrad and InGene, Inc., an entity he had formed to develop the technology.  These activities enabled the Company’s expansion and refinement of the technology for possible use in human and animal therapies and agriculture. The technology was proven by Dr. Conrad and his associates in the laboratories in July 1998 and Dr. Conrad’s findings have been confirmed and submitted for publication in the ANTISENSE AND NUCLEIC ACID DRUG DEVELOPMENT JOURNAL on April 4, 2000.

On December 28, 1998 the United States Patent Office (USPTO) notified the Company that it has allowed all the claims contained in the patent application for the Company’s single stranded DNA expression vector.  On April 25, 2000 , Dr. Charles Conrad was issued the patent for its stranded DNA expression vector under United States Patent No. 6,054,299 entitled, “Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells”, which the Company has the exclusive worldwide license to utilize. There are nine additional pending patent applications describing the Company’s technology. Two other patent applications filed through the Patent Cooperation Treaty (PCT) were published on April 20, 2000.  The first patent was No. WO 00/22113 entitled, “Enzymatic Synthesis of ssDNA.”  The second patent was No. WO 00/22114 and entitled “Production of ssDNA in vivo.” These patents are important to the Company because they help form the basis of the technology needed for the production of the Company’s expression system and other products.

The Company entered into an agreement with HEMCO Onshore, L.L.C. (“HEMCO”) on April 6, 2001 in order to obtain $250,000 of working capital. The note issued in exchange for the $250,000 has been paid in full by the Company. Pursuant to this agreement, the Company assigned to HEMCO an undivided 10% ownership interest in (i) all of the US and international patents and patent applications owned by the Company and (ii) any US or international patent obtained, or patent application filed, after April 6, 2001 based on the intellectual property described in clause (i) of this sentence. The Company has the right to acquire from HEMCO the foregoing 10% interest for $1,000,000 until April 6, 2003.

The Company has budgeted for five live animal studies in 2001. The Company is currently supporting three (3) Sponsored Research Agreements (SRA):

Dr. Cy Stein’s lab at Columbia University is targeting genes that are involved in cell proliferation or apoptosis in prostate and bladder cancer cells. Dr. Stein’s group is expressing gene specific ODNs and testing whether down regulation of gene expression leads to chemosensitization.

Dr. Franco DeMayo’s lab at Baylor College of Medicine is currently identifying and evaluating transgenic mice expressing ssDNA that downregulates a targeted hormonal gene.  This is preliminary to testing an antisense approach to reduction of solid tumors in mice.

Dr. Peter Glazer’s lab at Yale University is expressing triplex-forming ODNs in cells to induce targeted genome modification. Dr. Glazer and colleagues have recently published an article entitled,  “ Intracellular generation of single-stranded DNA for chromosomal triplex formation and induced recombination” in Nucleic Acid Research  December 15, 2001. This paper details the use of CytoGenix expression systems in triplex formation.

Several new Sponsored Research Agreements are contemplated.

Dr. Charles Densmore’s lab at Baylor College of Medicine is conducting pilot experiments inducting aerosolized plasmid concentrations into lungs.  Dr. Densmore has already reported success in using this method to achieve transfection of plasmids into lung cells.  Dr Densmore is conducting a pilot experiment to test down regulation of the chloramphenicol acetyl transferase (CAT) gene.  After evaluation of these results, the Company plans to support additional investigations using Dr. Densmore’s techniques to down regulate proteins in lung tumor cells inducing cytotoxicity.

Other research is contemplated to explore various plasmid delivery systems.

The research has produced several additional publications presentations.

Yin Chen, the Company’s director of Research and Development, presented the results of using various forms of the CYGX expression system at the 10th International Conference on Gene Therapy in Cancer held from December 13 to 15, 2001 in San Diego, CA.  Dr. Chen presented results from Dr. Cy Stein’s lab at Columbia University School of Medicine under a sponsored research agreement from CYGX.  Dr. Stein’s lab achieved a 95% knockout of the PKC-alpha target protein, considered to be essential to the survival and proliferation of prostate and bladder cancer.  Dr. Chen compared these results with his own results in using the expression system to achieve suppression of c-raf kinase and with Peter Glazer’s laboratory results using the CYGX expression system to generate triplex forming oligonucleotides and induced genomic recombination.

The first phase of a Small Business Technology Transfer Program (STTR) Grant entitled, “ssDNA Expression of Triplex-Forming Oligonucleotides” has been approved for funding by the National Institute of Child Health/Human Development (NICHD) of the National Institutes of Health.

There are additional investigators who have requested use of and have received kits containing the expression system for sequences of interest and control sequences.  These include:

Franklin Bunn, Harvard Medical School, Title: Functional study of a candidate oxygen sensor, b5/b5R;

Alan Gewirtz, University of Pennsylvania, Title: Selective killing of cancer cells based on single nucleotide polymorphism and loss of heterozygosity;

Scott Ebinghaus, Ph.D., University of Arizona, Title: Triplex DNA based Gene Therapy of Lung Cancer;

Ko Mitani, Ph.D., University of California at Los Angeles, Title: Therapeutic gene targeting; and

Alejandro Barbieri, Ph.D., Washington University, Title: Early endosome fusion study.

Lance Augustin, Ph.D., University of Minnesota, Research: in vivo chromosomal site-directed mutagenesis

Charles Conrad, MD, M.D. Anderson Hospital and Tumor Institute, Title: To be announced

CytoGenix has also sold kits to a number of companies and institutions for applications related to down regulation of proteins and gene knockout tests.  The Company received $875 in sales for the kits in 2001.

The Company has not attempted to develop a method of delivering treatment either in pill form or as an injection, and there can be no assurance those alternative delivery methods will ever be available for the Company’s products.

The specifics of the additional budgeted animal tests are not yet decided, however animal tests are required to gather data before human testing can be undertaken by persons wishing deliver their ssDNA molecules using the Company’s vector delivery system.

It has been reported in the scientific literature, such as in the Reuters Business Insight 2000 publication, ANTISENSE THERAPY: TECHNICAL ASPECTS AND COMMERCIAL OPPORTUNITIES by Prof. Dr. K.K. Jain M.D., that other Antisense molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications.  Laboratory cell culture studies have demonstrated that the Company’s ssDNA expression vector can adequately deliver sequence specific Antisense molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the problems previously experienced.  The Company plans to extend expression achieved in cell cultures to cells in live animals as has been discussed above.

The Company has submitted for publication a comprehensive manuscript describing these studies showing evidence of expression of various Antisense molecules in the cell cultures investigated. The authors of this manuscript are Charles Conrad, MD, Yin Chen, Ph.D. and Robert Roxby, Ph.D. Dr. Chen is now working full-time in the Company’s on-site laboratory.

The Company has spent approximately $1.82 million during the two years ended December 31, 2001, on its research and development activities.

Additional alliances include a Cooperative Research and Development Agreement (CRADA) with Omnimmune Corporation of Houston, Texas. Omnimmune owns rights to monoclonal antibody technology including antibodies against human chorionic gonadotropin (hCG). This hormone is expressed in the membrane of some cancer cells. The joint research conducted by CytoGenix and Omnimmune will investigate the utility of conjugating a CytoGenix plasmid programmed to express specific antisense sequences in the cancer cell with the hCG antibody. The investigation will seek to determine if the antibody targets the identified cancer cells, binds to hCG and if the plasmid is taken into the cell by endocytosis or other absorptive mechanisms. The investigation will further test expression of the sequences of interest in the cells.

The Company has also entered into a CRADA with Endovasc, Inc. of Montgomery, Texas. Endovasc specializes in liposomal delivery of various biological materials. CYGX will combine its anti-sense DNA expression technology with Endovasc’s customized delivery systems in an attempt to develop safe and effective topical products aimed at blocking viral replication. The initial viral targets include herpes simplex and papilloma, both of which provide a special threat to women. This fits well within the scope of Endovasc’s research program, which was recently expanded by Endovasc’s acquisition of Intermed 2000, Inc., a life science company devoted to women’s health care.

The Company has the following 6 full-time employees:

CEO/President - Malcolm Skolnick, PhD, JD

Malcolm Skolnick has served as President, Chief Execcutive Officer and Director of the Company since September 1999. He received his Ph.D. in Physics from Cornell University and the JD from the University of Houston Law Center. Prior to joining the Company, Dr. Skolnick held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health of the University of Texas Health Science Center at Houston.  He is currently an Adjunct Professor in the School of Public Health where he formerly served as Professor of Technology and Health Law.  Dr. Skolnick is a registered patent attorney and licensed to practice in Texas. Prior to joining the School of Public Health, Dr. Skolnick managed the Health Science Center’s Office of Technology Management and oversaw the University’s activities in protecting and licensing its technology. Dr. Skolnick has been active in patent prosecution and licensing for selected clients and has served as an expert witness in intellectual property, product liability, and accident reconstruction matters.

Director of Research and Development — Yin Chen, PhD

Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company’s proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

Chief Financial Officer - Lawrence Wunderlich

Mr. Wunderlich has been Chief Financial Officer of the Company since August 17, 1998. Previously he worked as a financial consultant at the investment-banking firm of Josephthal and Company. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop a translation and interpreting service provider to international companies. Mr. Wunderlich is fluent in German and Russian. Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

EMPLOYEES

Corporate Finance/Business Development - Maury Fogle

Maury Fogle became the Manager of Corporate Finance/Business Development of CytoGenix, Inc. on January 17, 2000. Prior to his employment by the Company, Mr. Fogle worked with Josephthal & Co. Investment Bankers for 4 years. Also, for 3 years, Mr. Fogle worked for Western Geophysical as a geophysicist. Mr. Fogle graduated from the University of Texas at Austin with a degree in Economics/History and with concentrations in Biology and Natural Sciences.

Senior Laboratory Director-Harilyn McMicken, BS, MT(ASCP)

Harilyn W. McMicken graduated from Abilene Christian University and University of Texas at Galveston. She has done post graduate work at the University of Texas School for Biomedical Sciences in Houston, Texas.  CytoGenix, Inc. hired Ms. McMicken as its Senior Laboratory Director on May 1, 2000.  Prior to her employment by the Company, Ms McMicken was Senior Research Assistant for 23 years in the Department of Pediatrics at Baylor College of Medicine.  Her responsibilities and expertise lie in the areas of molecular biology and general laboratory and personnel management.

Office Manager-Kim Totsky

Ms. Kim Totsky was hired as Office manager of the Company on November 1, 1999. She assists management with day-to-day operations, bookkeeping and scheduling.

All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address.  The Company’s primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts.  Live animal studies are being conducted pursuant to the two sponsored research agreements by Dr. DeMayo and Dr. Glazer described above in the “Developments to Date” section.

The Company is relying on Dr. Chen to develop products that the Company will ultimately be able to market in the United States as well as abroad.

The executive officers of the Company are described further in Item 9, “Directors and Executive Officers.”

SCIENTIFIC ADVISORY BOARD

The Scientific Advisory Board (SAB) for CytoGenix is administered by SAB Executive Secretary, Yin Chen, the Vice President of Research and Development for the Company.  The SAB was formed on August 20, 1998, by the Board of Directors, to advise the Company on scientific protocol and future experimental and research endeavors. Members of the SAB who are not employees of the Company are paid $200.00 per hour for their services.  There are no existing contractual relationships between the Company and any non-employee member of the SAB other than the license granted by Dr. Conrad to the Company described under the caption “Development to Date” above. The Scientific Advisory Board’s responsibilities are to scrutinize and verify (1) protocols of sponsored research agreements to which the Company became a party, (2) papers submitted by the Company for publication describing achieved research results, (3) abstracts of presentations to be made by the Company at scientific and technical meetings, and (4) specifications and claims of patent applications proposed by the Company.

Dr. Yin Chen also chairs the Scientific Advisory Board for CytoGenix, Inc.  The members include:

Charles A. Conrad, MDis Board Certified in Psychiatry & Neurology and is currently Director of the Neuro Center at M.D. Anderson Hospital and Tumor Institute in Houston, Texas. He is also an Associate Professor in the Department of Neuro-Oncology. In addition to his clinical practice in neuro-oncology, he conducts research in molecular biology related to genetic factors in tumorogenesis and in anti-sense technology.

Madeleine Duvic, MD is Professor of Medicine - Chief, Section of Dermatology, and Associate Medical Director of the Melanoma Skin Center at the UT M.D. Anderson Cancer Center Department of Internal Medicine Specialties Section of Dermatology in Houston. Dr. Duvic received her B.A. from Rice University, Magna cum Laude, National Merit Scholar and her M.D. from Duke University Medical School.

Mark R. Emmett, PhD is Associate Director and Director of Biological Applications of the Ion Cyclotron Resonance Center for Interdisciplinary Magnetic Resonance, National Magnetic Field Laboratory of Florida State University. Dr. Emmett’s research centers on molecular biological applications in neurochemistry and neuropharmacology.

Peter Glazer, MD, PhD holds academic degrees from Harvard (BA), Oxford (MS), and Yale (Ph.D.) and a Medical Degree from Yale University School of Medicine where he is an Associate Professor of Therapeutic Radiology and Genetics. His research interests include gene targeting and gene therapy, genetic instability in cancer, mutagenesis, and DNA repair.

Stephen M. Hewitt, MD, PhD is currently conducting medical research as a resident in Anatomic Pathology in the Laboratory of Pathology, National Cancer Institute, National Institute of Health.

Cy A. Stein, MD, PhD Brown University (BA), Stanford University (PhD in Organic Chemistry), Albert Einstein College of Medicine (MD), and New York Hospital-Cornell Medical Center (Internship and Residency in Internal Medicine).  Dr Stein was a Clinical Associate and Senior Staff Fellow at The National Cancer Institute, Bethesda, Maryland. He is currently an Associate Professor of Pharmacology and Clinical Medicine at Columbia University, College of Physicians and Surgeons, in New York.  In addition to his clinical and faculty activities, he is Co-Editor-in-Chief of Antisense and Nucleic Acid Drug Development, sits on 7 Editorial Advisory Boards, including Nucleic Acids Research, serves on 8 Scientific Advisory Boards including Genta (Berkeley Heights, NJ), Targent (New York, NY), A3D (Heidelberg, Germany), and is an Ad hoc Reviewer for over 20 Peer Review Journals.  Dr Stein is the author of 97 Peer Review Journal Articles, he has written 56 book chapters, reviews and editorials, and he holds 6 patents issued and has applied for 4 additional patents.

Alan Gewirtz, Ph.D., M.D.

Dr. Gewirtz is currently a Member-Institute for Human Gene Therapy, a Professor of Internal Medicine, and a Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine. He is also a Member of the Graduate Group in Cell and Molecular Biology and the Leader of the Stem Cell Biology and Therapeutics Program at the University of Pennsylvania Cancer Center.

A respected leader in antisense research, Dr. Gewirtz earned a BA at Colgate University in Marine Biology, received his MA from the State University of New York at Buffalo and an MD from the University at Buffalo, School of Medicine and Biomedical Sciences. He was a Resident in Medicine at Mt. Sinai Hospital, N.Y., a Fellow in Hematology/Oncology at Yale University and a Research Associate in Medicine at Yale University School of Medicine.

Yin Chen, Ph.D.: See the description above under the caption “Management”

REGULATORY ISSUES

The United States Food and Drug Administration (FDA) approves compounds that have been demonstrated as being both safe and effective as individual parts and in combination for medical use in humans. The FDA also recognizes different categories of disease, which deserve different approval standards. The most lenient standard is accorded to those drugs that have been designated “compassionate use” in that any dangers or side effects they may exhibit are less harmful than those inherent in the disease itself when compared with the potential benefits.

Certain diseases have been designated as “orphan” diseases in that there are so few cases that the major drug companies cannot justify the expense of investigational development and submitting to the full approval process.  Many of the orphan diseases, although rare, are nonetheless devastating to the patients and their families from both a physical and financial point of view.  The FDA therefore, has afforded less rigorous requirements for their approval.  The Company will work within the existing FDA guidelines described above to achieve approval for the use of the Company’s technology.

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

CytoGenix has produced demonstrations in several cell cultures of the expression capabilities of its technology.  It may require an additional one to three years to complete adequate animal trials to support initiation of clinical trials for a specific Antisense compound against a disease.  These clinical trials may take from one to three years.  At this time the Company has not yet produced any final products subject to the approval regulations of the FDA and therefore, cannot anticipate any approval timetable.

ITEM 2: DESCRIPTION OF PROPERTY

The Company’s corporate executive offices are located at 9881 S. Wilcrest, Houston, TX 77099.  The Company has occupied approximately 4200 square feet of executive office and laboratory space since December 1999.  The facility is in good condition and is adequate for the Company’s current operations.  Rent on the facility is $2,046.00 per month.

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

Company by the consultant for Cytogenix’s court fees.

ARGYLL PENDING LITIGATION

Argyll Scientific, L.L.C. (“Argyll”) has asserted, in a letter to the Company dated March 8, 2001, that the Company owes Argyll (i) 44,949 shares of common stock of the Company pursuant to a Stock Rights Agreement, dated as of February 15, 2001, between Argyll and the Company and (ii) 16,667 shares of the common stock of the Company and $25,000 (or shares of common stock of the Company having a fair market value equal to that amount) pursuant to a Research and Development Agreement, dated as of February 15, 2001, between Argyll and the Company. The Company strenuously denies any wrongdoing and intends to vigorously defend against the claims made by Argyll, which the Company believes are without merit. In addition, the Company has delivered notices of termination of the foregoing Research and Development Agreement to Argyll.

BOYD/BARDWELL LAWSUIT

Charles S. Boyd and Charles M. Bardwell, each of whom is a director of the Company (the “Plaintiffs”), filed a petition on March 19, 2002 in the 61st Judicial District of the District Court of Harris County, Texas, which names, among others, the Company as a defendant.  The Plaintiffs asserted several claims seeking, among other things, that a shareholders’ meeting be held and that the Company comply with certain board resolutions purportedly approved by the Company’s board of directors.  On March 27, 2002, the Plaintiffs’ request for an order restraining the Company from, among other things, issuing shares of capital stock, entering into contracts with third parties and destroying documents, was denied.  In addition, the judge determined that the petition will be dismissed without prejudice upon completion of the Company’s 2002 annual meeting of shareholders.

PART 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL MARKET

The Company’s securities were quoted on the NASD electronic bulletin board, from February 5, 1996 to February 27, 2000.  The Company was delisted from the NASD electronic bulletin board on February 27, 2000 due to the Company having not achieved compliance with NASD marketplace rule 6530. On August 24, 2001 the Company was relisted on the Over The Counter Bulletin Board with the symbol:. The Company’s ticker symbol is “CYGX”. The market makers for the Company’s common stock are:

ACAP FINANCIAL INC.

BROKERAGEAMERICA, INC

BISHOP, ROSEN & CO., INC.

FLEET TRADING/A DIVISION OF FLEET SECURITIES

WM. V. FRANKEL & CO., INCORPORATED

GVR COMPANY LLC

HILL THOMPSON MAGID, L.P.

HERZOG, HEINE, GEDULD, LLC

LADENBURG, THALMANN & CO., INC.

M G SECURITIES GROUP, INC.

KNIGHT SECURITIES, L.P.

PARAGON CAPITAL MARKETS, INC.

SCHWAB CAPITAL MARKETS L.P.

WIEN SECURITIES CORP.

BID INFORMATION

The high and low bid price for the Company’s common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	HIGH	LOW

Fiscal Year Ending December 31, 2001
Fourth Quarter Ended 12/31/01	.28	.145
Third Quarter Ended 09/30/01	.51	.10
Second Quarter Ended 06/30/01	.44	.08
First Quarter Ended 03/31/01	.63	.06

Fiscal Year Ending December 31, 2000
Fourth Quarter Ended 12/31/00	1.00	.031
Third Quarter Ended 09/30/00	1.125	.25
Second Quarter Ended 06/30/00	2.625	.531
First Quarter Ended 03/31/00	2.25	1.87

STOCKHOLDERS

There are 590 shareholders of record of the Company as December 31, 2001.  The Company has not paid any dividends on its Common Stock. The Board does not intend to declare any dividends in the foreseeable future.

On February 15, 2001, the Company entered into a consulting agreement with Michael D. Skillern, a former officer and director of the Company.  Pursuant to this consulting agreement, Mr. Skillern has acquired 3,700,000 shares of Common Stock (with an aggregate value of $72,300) in exchange for scientific consulting services and $3,700.  In addition the agreement calls for compensation of $4,000 per month per term of the agreement.  The term of this consulting agreement expires on December 31, 2002.  The consulting agreement also provides that if (i) Malcolm Skolnick, chief executive officer of the Company, is removed from office without his consent and agreement or (ii) the Company defaults on an agreement, the performance of which is secured by the assets of the Company, then Mr. Skillern would be granted in perpetuity a worldwide, non-exclusive, royalty-free license to use any technology owned by, or assigned or licensed to, the Company.  This provision may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, business combination, proxy contest or otherwise.

CHANGES IN SECURITIES

On October 3, 2001, the Company issued 127,719 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-32,290, Dell Gibson-19,374, Yin Chen- 14,454  and Lawrence Wunderlich-19,374) and employees (Kim Totsky-10,013, Maury Fogle- 17,760, and Harilyn McMicken- 14,454) of the Company for an aggregate price of $29,685 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  Of the $29,685, $128 was received from the employees in cash and the remainder represents stock compensation.

On October 10, 2001 the Company issued 401,143 shares of Common Stock.  Of these shares, 264,445 shares were sold for an aggregate cash price of  $42,600 (or $0.18 per share) in a private placement to accredited investors (Marcus E Kuypers- 27,778, John Asard- 30,000, Paul J. Goldman- 40,000 and ($.15 per share), Brad Houston- 66,667, Robert Houston- 66,667, and Jackie Houston- 33,333) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. Also, 25,000 shares were issued to Maury Fogle as bonus compensation for an aggregate price of $5,375 ( or an average of $0.215 per share) which shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $5,315, $25 was received from the employee in cash and the remainder represents stock compensation Also 111,698 shares were issued to Mark R. Wisner for services rendered aggregating $9,903 (or approximately $0.089 per share).

On November 7, 2001 the Company issued 575,456 shares of common stock.  Of these shares, 572,000 shares were sold for an aggregate cash price of  $71,500 (or $0.125 per share) in a private placement to accredited investors (Hydeman Family Partners- 272,000, Bradley A. Houston- 111,000, Robert Q. Houston- 85,000, Paul J. Goldman- 60,000, R. Dino Landino-40,000 and Frank J Lepre- 4,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. Also 3,456 shares were issued to Peter Glazer for services rendered aggregating $750 (or $0.217 per share).

On December 4, 2001 the Company issued 390,738 shares of common stock. Of these shares, 40,238 shares were sold for an aggregate cash price of  $5,030 (or $0.125 per share) in a private placement to accredited investors (G.M.S. Sichel- 10,238 and Sandra Jedziniak- 30,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The additional 350,500 shares were sold for an aggregate cash price of  $17,525 (or $0.05 per share) in a private placement to accredited investors (Paul J. Goldman- 100,000, Bradley A. Houston- 100,000, William B. Waldroff- 88,500, Kimberley Jacobson- 50,000 and Nokmi Kirk- 12,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On December 5, 2001 the Company issued 800,000 shares of common stock. These shares were sold for an aggregate cash price of  $100,000 (or $0.125 per share) in a private placement to accredited investors (Chou Ming Tu- 300,000 and Chi Chiu Hong- 500,000) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder

On December 18, 2001 35,830 shares were issued ( Michael Walters- 17,915 and Charles S. Boyd- 17,915) for services rendered aggregating  $6,000  ( or  $0.167 per share).

On December 21, 2001, the Company issued 153,236 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-42,857, Dell Gibson-25,714, Yin Chen- 14,454  and Lawrence Wunderlich-25,714) and employees (Kim Totsky-12,283, Maury Fogle- 17,760, and Harilyn McMicken- 14,454) of the Company for an aggregate price of $40,608 (based on gross salary for each accrued pay period missed in 2001 and 2000) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management’s Plan of Operation contains forward-looking statements, which involve risks and uncertainties.  The Company’s actual results may differ materially from the results discussed in the forward-looking statements.

The Company has budgeted $2,260,720 for operations in fiscal year 2002, of which $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including three live animal studies that are estimated to cost $50,000 per study based on current estimates.  The scientific protocols have been determined by Dr. Yin Chen of CytoGenix for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of December 31, 2001 $15,688 of cash on hand for fiscal year 2002.  Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $500,000 will be paid pursuant to the terms of the Company’s sponsored research agreements with the Columbia University, Yale University, and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $100,000 will be paid as salary to the Company’s employees and researchers and $46,000 will be paid for supplies.  The remaining $558,000 will be used to expand the company's research and development activities as it sees fit.  Of the $500,000 for sponsored research, $203,000 will be used to initiate studies and sign on new researchers.  The remaining $297,000 is being used to continue existing sponsored research to expand upon those studies and experiments.

There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company.  The Company anticipates entering into licenses for a $100,000 initiation fee, and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee’s net sales, whichever is greater.

The Company’s ability to continue operations through December 31, 2002 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2002.  Based on historical yearly financial requirements, operating capital of approximately $2.3 million will be needed for each of the calendar years 2002 and 2003.

The Company entered into a Consulting Agreement dated as of October 27, 2001 with Origenesis, LLC and Farm Team Mentors, LLC.  Pursuant to this agreement, the consultants are advising the Company as to, among other things, corporate finance matters, including the raising of up to $3,000,000 of working capital through the issuance of equity securities.  The initial term of this consulting agreement is six months, with automatic six-month renewal periods unless any party provides written notice of termination at least five business days prior to the commencement of a new six-month term.  The Company is obligated to pay the consultants a finders’ fee in an amount equal to (i) 10% of any amount of working capital raised less than $1,000,000, plus (ii) 7.5% of any amount of working capital raised in excess of $999,999 and less than $2,000,000, plus (iii) 5% of any amount of working capital raised in excess of $1,999,999.   In addition, the Company is obligated to pay a monthly fee of $6,000 to the consultants, payable one-half in cash and the other half in shares of Common Stock with a value equal to 75% of the average closing price in the month prior to payment.  Both the finders’ fee and the monthly fee do not become payable until $150,000 of working capital has been raised as a result of the consultants’ efforts.  The Company raised no working capital as a result of this consulting agreement which was cancelled on February 12, 2002.  This agreement was terminated.

                The Company has also entered into a Consulting Agreement with Eurotrade Financial, Inc. dated March 19, 2002.  Pursuant to this agreement, the consultants are advising the Company as to, among other things, financial public relations and corporate finance matters, including the raising of up to $5,000,000 of working capital through the issuance of equity securities.  The term of this consulting agreement expires on March 19, 2003.  In consideration for the financial public relations consulting, the Company has issued 2,200,000 shares of its Common Stock to six entities selected by the consultant.  Of those shares, 1,200,000 have been released from escrow to those six entities and the remaining 1,000,000 shares are to be released at the rate of 100,000 per month on the last day of each remaining month in 2002.  In the event the Company raises working capital pursuant to this consulting agreement, the Company is obligated to pay the consultant a finder’s fee equal to 2% of the gross proceeds.  In addition, if the Company obtains working capital as a result of any licensing, joint venture or other mutual exploitation of any asset of the Company due to the advice received from the consultant, the Company would be obligated to pay the consultant; (i) 5% of the first $1,000,000 of proceeds, plus (ii) 4% of the portion of proceeds in excess of $1,000,000 but less than $1,999,999, plus (iii) 3% of the portion of proceeds in excess of $2,000,000 but less than $2,999,999, plus (iv) 2% of the portion of proceeds in excess of $3,000,000 but less than $3,999,999, plus (v) 1% of the portion of proceeds in excess of $4,000,000.  As of March, 2002, the Company has raised no working capital as a result of this consulting agreement.

The Company expects its sources of revenue, for the next several years, to consist primarily of payments under future product development joint ventures and of licensing agreements as well as possible royalties.  The process of developing the Company’s products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals.  These activities, together with the Company’s general and administrative expenses, are expected to result in operating losses for at least two more years.  The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

The Company is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty in obtaining required regulatory approval. In order for a product to be commercialized, it will be necessary for the Company and its collaborators to conduct pre-clinical tests and clinical trials, demonstrate efficacy and safety of the Company’s product candidates, obtain regulatory clearances and enter into distribution and marketing arrangements either directly or through sublicenses.  From the Company’s inception through the date of this document, the major role of management has been to obtain sufficient funding for required research, monitoring research progress and developing and licensing intellectual property.

ITEM 7: FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors

Cytogenix, Inc.

Houston, Texas

We have audited the accompanying balance sheet of Cytogenix, Inc. (a development stage company) as of December 31, 2001, and the related statements of operations, stockholders’ equity, and cash flows for the year then ended, and for the period from February 10, 1995 (date of inception and incorporation of the principal developmental activity) through December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The Company’s financial statements as of and for the year ended December 31, 2000 were audited by other auditors whose report, dated April 5, 2001, included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements as of and for the year ended December 31, 2000 reflect total revenues and net loss of $881 and $2,019,605 respectively, of the related totals.  The Company’s financial statements for the period February 10, 1995 (date of inception and incorporation of the principal developmental activity) through December 31, 1999 were audited by another auditor whose report, dated March 12, 2001, included an explanatory paragraph describing conditions that raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements for the period February 10, 1995 (date of inception and incorporation of the principal development activity) through December 31, 1999 reflect total revenues and net loss of $1,633 and $6,229,096 respectively, of the related totals.  The auditors’ reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of other such auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of other auditors, such financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of the Company, as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, and for the period from February 10, 1995 (date of inception and incorporation of the principal development activity) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise, which has suffered recurring losses from operations, has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Thomas Leger & Co. L.L.P.

Houston, Texas

April 4, 2002

CYTOGENIX, INC .

(A Development Stage Company)

BALANCE SHEET

DECEMBER 31, 2001

ASSETS

CURRENT ASSETS
Cash	$15,688
Deferred consulting fees	945,227
Prepaid expenses and other current assets	11,196

Total Current Assets	972,111

PROPERTY AND EQUIPMENT, net	123,428

PATENTS, net of accumulated amortization of $29,412	345,588

TOTAL ASSETS	$1,441,127

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$286,434
Accrued payroll and payroll taxes	316,577
Other accrued liabilities	296,803

TOTAL LIABILITIES	899,814

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 150,000,000 shares
authorized, 44,890,665 shares issued	44,891
Additional paid-in capital	12,249,193
Treasury stock, 547,250 shares; at cost	(629,972)
Accumulated development stage deficit	(11,122,799)

TOTAL STOCKHOLDERS DEFICIT	541,313

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,441,127

The accompanying footnotes are an integral part of this financial statement.

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Year Ended December 31,		From February 10, 1995 (Date of Inception) To December 31,
	2001	2000	2001

REVENUES

Research kit sales	$875	$—	$875
Gain on sale of security	—	881	881
Dividend income	—	—	1,633

Total Revenues	875	881	3,389

OPERATING EXPENSES
Research and development	1,262,509	560,785	3,663,701
General and administrative	1,548,999	1,406,064	7,325,556
Depreciation and amortization	63,465	43,664	126,931
Equity in losses of joint venture	—	9,973	10,000

Total Expenses	2,874,973	2,020,486	11,126,188

NET LOSS	$(2,874,098)	$(2,019,605)	$(11,122,799)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.07)	$(0.08)

BASIC WEIGHTED AVERAGE SHARES	38,725,175	26,531,486

The accompanying footnotes are an integral part of this financial statement.

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Development Stage Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance, February 10, 1995	—	$—	$—	$—	$—	$—
Issuance of common stock	4,584,500	4,584	—	42,799	—	47,383
Private placements	110,000	110	—	20,890	—	21,000
Deficit for period ended December 31, 1995	—	—	—	—	(42,843)	(42,843)

Balance, December 31, 1995	4,694,500	4,694	—	63,689	(42,843)	25,540

Issuance of shares To sole stockholder of Physical Therapy Associates	500,000	500	—	374,500	—	375,000
Deficit for period ended December 31, 1996	—	—	—	—	(51,952)	(51,952)

Balance, December 31, 1996	5,194,500	5,194	—	438,189	(94,795)	348,588

Issuance of shares For services rendered	3,687,425	3,687	—	687,705	—	691,392
Private placements	825,974	826	—	128,306	—	129,132
Deficit for period ended December 31, 1997	—	—	—	—	(1,240,039)	(1,240,039)

Balance, December 31, 1997	9,707,899	9,707	—	1,254,200	(1,334,834)	(70,927)

The accompanying footnotes are an integral part of this financial statement.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Development Stage Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Issuance of shares
Loans from stockholders	212,780	213	—	135,777	—	135,990
For services rendered	3,601,021	3,601	—	2,817,225	—	2,820,826
Private placements	2,964,000	2,964	—	590,836	—	593,800
Payment of services rendered through other stockholders’ personal shares	—	—	—	152,500	—	152,500
Deficit for period ended December 31, 1998	—	—	—	—	(3,434,751)	(3,434,751)

Balance, December 31, 1998	16,485,700	16,485	—	4,950,538	(4,769,585)	197,438

Purchase treasury shares	—	—	(60,000)	—	—	(60,000)
Sale of treasury shares	—	—	60,000	—	—	60,000
Issuance of shares
For services rendered	544,348	544	—	467,778	—	468,322
Private placements	317,220	317	—	129,709	—	130,026
Stock warrants	—	—	—	25,000	—	25,000
In-kind stock swap
Issuance of restricted shares into treasury
	20,000,000	20,000	(10,475,016)	10,455,016	—	—
Retirement of treasury shares	(8,229,288)	(8,229)	3,490,669	(3,482,440)	—	—
Sale of treasury stock subject to
mandatory repurchase	—	—	354,803	(354,803)	—	—
Additional penalty on treasury shares sold subject to mandatory repurchase
	—	—	125,765	(125,765)	—	—
Deficit for year ended December 31, 1999.	—	—	—	—	(1,459,511)	(1,459,511)

Balance, December 31, 1999	29,117,980	29,117	(6,503,779)	12,065,033	(6,229,096)	(638,725)

The accompanying footnotes are an integral part of this financial statement.

	Common Stock		Treasury Stock	Additional Paid-In Capital	Accumulated Development Stage Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount

Issuance of shares For services rendered	546,171	546	—	490,927	—	491,473
Private placements	1,018,989	1,019	—	384,781	—	385,800
For purchase of patents	500,000	500	—	374,500	—	375,000
Stock warrants exercised	250,000	250	—	224,750	—	225,000
Sale of treasury stock subject to mandatory repurchase, net of reclass of prior year treasury stock sales fromliability to equity	—	—	1,765,703	(1,285,135)	—	480,568
Receipt of shares for collection of note receivable
	—	—	(25,100)	—	—	(25,100)
Deficit for period ended December 31, 2000	—	—	—	—	(2,019,605)	(2,019,605)

Balance, December 31, 2000	31,433,140	31,432	(4,763,176)	12,254,856	(8,248,701)	(725,589)

Issuance of shares
For services rendered	1,780,009	1,780	—	332,962	—	334,742
Private placements	10,796,853	10,797	—	1,273,161	—	1,283,958
Stock options exercised	3,700,000	3,700	—	1,768,600	—	1,772,300

Retirement of treasury shares	(2,819,337)	(2,819)	3,383,204	(3,380,385)	—	—

Reclass of prior year treasury stock sales from liability to equity
	—	—	750,000	—	—	750,000

Deficit for year ended December 31, 2001	—	—	—	—	(2,874,098)	(2,874,098)

Balance, December 31, 2001	44,890,665	$44,891	$(629,972)	$12,249,193	$(11,122,799)	$541,313

The accompanying footnotes are an integral part of this financial statement.

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From February 10, 1995 (Date of Inception) To December 31, 2001

	For the Year Ended December 31,
	2001	2000
CASH FLOWS FROM OPERATIONS
Net loss	$(2,874,098)	$(2,019,605)	$(11,122,799)
Adjustments to reconcile net (Loss) to net cash
used by operating activities:
Depreciation and amortization	63,465	43,644	126,931
Common stock issued for services	1,158,368	426,664	6,093,052
Equity in losses of joint venture	—	9,973	10,000
Additional penalty in treasury shares	—	—	125,765
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(10,008)	(248)	(11,196)
Notes receivables	—	—	(25,100)
Accounts payable and accrued liabilities	453,264	246,012	964,643
Stockholders’ loans	—	—	135,990

Net cash used by operating activities	(1,209,009)	(1,293,560)	(3,702,714)

CASH FLOW FROM INVESTING
Payments for additions to propery and equipment	—	(156,055)	(217,500)
Investment in joint venture	—	—	(10,000)

Net cash provided used in investing activities	—	(156,055)	(227,500)

CASH FLOW FROM FINANCING
Proceeds from note payable	250,000	—	250,000
Payment on note payable	(250,000)	—	(250,000)
Treasury shares sold subject to mandatory repurchase	—	750,000	1,104,803
Proceeds from issuance of common stock and
exercise of common stock warrants	1,283,958	610,800	2,816,099
Proceeds from issuance of common stock warrants	—	—	25,000
Bank overdraft	(59,261)	59,261	—

Net cash provided used by financing activities	1,224,697	1,420,061	3,945,902

Increase (decrease) in cash and cash equivalents	15,688	(29,554)	15,688

Balance at beginning of year	—	29,554	—

Balance at end of year	$15,688	$—	$15,688

The accompanying footnotes are an integral part of this financial statement.

CYTOGENIX, INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.        ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Organization

CytoGenix, Inc. (the “Company”) is a development stage company that was incorporated in Nevada on February 10, 1995.  It is a biotechnology company focusing on controlled cellular dedifferentatiation and transdifferentiation processes.  The Company has acquired the exclusive rights for applications to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

Common Stock

On March 2, 2001, the Board of Directors approved an increase in the number of authorized shares to 150,000,000.

Cash and Cash Equivalents

All short-term highly liquid investments that have an original maturity date of three months or less are considered cash equivalents.

Property and Equipment

Property and equipment are stated at cost.  Depreciation is provided for using the straight-line method over the estimated useful lives of the assets ranging from five to seven years.  Routine repairs and maintenance costs are charged to operations as incurred while the cost of significant improvements are capitalized.

Stock-Based Compensation

In accordance with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), the Company has elected to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.  Accordingly, compensation cost for stock transactions are measured as the excess, if any, of the market price of the Company’s common stock at the date of grant over the stock purchase price.

Stock compensation expense for stock granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus in Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), as the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measured.

Net Loss Per Share

Basic loss per share is calculated based on the net loss applicable to common stockholders divided by the weighted average number of common shares outstanding for the period, excluding any dilutive effects of options, warrants and convertible securities.  Diluted earnings per share, if separately presented, would assume the conversion of all dilutive securities, such as options, warrants and convertible securities.  Due to the Company’s history of losses, all such securities, if any, have been anti-dilutive.

Income Taxes

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

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Patents

Patent application costs attributable to internally developed patents are expensed as incurred, while the costs of acquired patents are capitalized.  The costs of acquired patents are amortized over their remaining legal lives of seventeen years.  Amortization expense was $22,060 and $7,352 for the years ended December 31, 2001 and 2000, respectively.

Revenue and Recognition

Currently, the Company’s only source of income has been from dividends, gains on sale of securities and the sale of research kits.  This income is recognized in the period in which dividends are received or securities and kits sold.

2.        GOING CONCERN

Since inception, the Company has been considered a development stage company and has not generated any operating revenue.  To fund its development stage activities to date, the Company has relied on the sale of its common stock.  There is substantial doubt that the Company will generate sufficient revenues during 2002 to meet its operating cash requirements.  Accordingly, the Company’s ability to continue operations through 2002 depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations.  This raises substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from this uncertainty.

3.        SALE OF STOCK

In January 1999, rules of governing Regulation D, 504 Private Placements were amended by the U.S. Securities Exchange Commission whereby issuers were compelled to offer one year restricted stock to investors.  Prior to this amendment, issuers were permitted to offer freely transferable shares to investors, typically at a slight discount to market in order to secure equity financing.

In order to continue to fund future operations of the Company, the Company’s management decided on May 13, 1999 to offer all current stockholders the opportunity to exchange their freely transferable shares for one year restricted shares at a ratio of two shares of restricted stock for one share of freely transferable stock.  It was the Company’s belief at that time the unrestricted shares could be sold by the Company to individual investors without registration as a means to fund the Company.

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

Accordingly, it is possible that the sale of the 2,611,576 shares in treasury described above may have violated securities registration provisions of the federal and state securities laws which could subject the Company to fines, penalties or other regulatory enforcement action.  Additionally, although it is possible that Stockholders who purchased the shares and federal securities laws to require the Company within one year from date of issuance of such shares to repurchase their shares, for the amount originally paid, plus interest, no stockholder has made such a claim and the one-year statute expired in February 2001.  Accordingly, the $750,000 of treasury shares sold subject to mandatory repurchase was reclassified from a liability to equity during the year ended December 31, 2001.

4.        STOCK BASED COMPENSATION

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

The Company issued 5,480,009 shares and 546,171 shares during 2001 and 2000, respectively, of its common stock in return for services.  Pursuant to the Purchase Plan, the Company issued 628,139 and 105,111 common shares during 2001 and 2000, respectively, to the employees of the Company.  In addition 811,545 and 202,667 shares were issued during 2001 and 2000 respectively as merit and retention bonuses to the employees.  Compensation cost charged to operations for those individuals was $265,255 and $252,758 for the years ended December 31, 2001 and 2000, respectively.  The Company also issued 4,040,325 and 238,393 shares during 2001 and 2000, respectively, for consulting and other services provided by non-employees for an aggregate fair value of $1,816,855 and $255,993, respectively.  The shares issued and fair value provided by non-employees includes the shares exercised related to a consulting agreement with a shareholder (Note 5).

5.        CONSULTING AGREEMENT AND STOCK OPTIONS

The Company has a consulting agreement with a shareholder that commenced February 15, 2001 and continues until December 31, 2002.  The services to be rendered are varied and primarily are to help the Company in its development stage.  The services include but are not limited to development of single-stranded DNA expression technology, and/or technological approaches that could complement or compete with the Company’s technology.

The agreement calls for compensation of $4,000 per month during the term of the agreement, which is expensed on a monthly basis as incurred.  The shareholder was authorized a grant of 3,700,000 stock options with an exercise price of $0.001 per share.  The options vest immediately and were exercised on June 27, 2001.  In accordance with SFAS 123 and EITF 96-18, the expense related to these options is measured and recorded over the service period that generally coincides with vesting.  The Company expensed $827,073 associated with these options and has recorded $945,227 as deferred consulting fees.  Using the Black-Scholes option-pricing model, the Company determined that the per share fair value of non-employee options granted during the year ended December 31, 2001 was $0.479 on the date of grant.  The following assumptions were included in this method:  no expected dividend yield; volatility rate of 172%, risk free interest rate of 4.61% and an expected life of 2 years.  Upon request of the shareholder, the Company will register for resale with all appropriate regulatory authorities up to 1,000,000 shares owned by the shareholder or his assigns.  In the event that the Company’s president is removed from office without his consent and agreement or if the Company defaults on any agreement which holds the assets of the Company as collateral then for good and valuable consideration the shareholder is granted a worldwide, non-exclusive, royalty-free license to use any technology owned by, assigned or licensed to the Company.  The shareholder’s license granted shall be effective as of the date February 15, 2001, shall continue in perpetuity, and shall bear no license fee or other charges.

6.       PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2001:

Lab equipment	$174,578
Furniture and office equipment	42,992
217,570
Less: accumulated depreciation	(94,142)

Net property and equipment	$123,428

Depreciation expense was $41,405 and $36,312 for the years ended December 31, 2001 and 2000 respectively.

7.       SPONSORED RESEARCH AGREEMENTS

The Company has entered into one year Sponsored Research Agreements (SRAs) with various universities in which the Company sponsors research related to the Company’s proprietary technology.  The SRAs have established budgets and the Company shall have the option of extending the SRAs under mutually agreeable support terms.  Costs related to the SRAs are expensed as incurred and were $292,363 in 2001 and are included in research and development expense.  The liability related to the SRAs in total was $269,107 at December 31, 2001.  The potential commitment based on budgeted costs of the SRAs that have not been incurred was $57,714 at December 31, 2001.  There were two SRAs that were terminated during 2001.

8.       EQUITY INVESTMENT

On November 3, 1999, CytoGenix, Inc. formed a joint venture with Professional Compounding Centers of America, Inc. (PCCA).  Each own a 50% interest in Pharmagenix, LLC (Pharmagenix).  This joint venture will apply part of the nucleic acid technology (synthesized DNA and RNA sequences) to the developing non-prescription products for distribution through the 2,500 member compounding pharmacies that are affiliated with PCCA.  The Company’s initial contribution was $10,000.  During the year ended December 31, 2000, the investment was written down to zero due to the recording of its equity in losses of the joint venture.

9.       FACILITIES LEASE

The Company has executed noncancelable-operating leases for a vehicle and office and laboratory space that expire in 2004 and 2002, respectively.  Rent expense under the operating lease agreement aggregated $31,764 and $28,675 for the years ended December 31, 2001 and 2000, respectively.  However, the 2001 rent expense is offset by rent reimbursement of $19,272 received by a tenant that subleased space from the Company during the year.  Future minimum annual rental payments under the current leases are as follows:

Operating
Leases

2002	$27,648
2003	5,142
2004	2,571

Total minimum lease payments	$35,361

10.       INCOME TAXES

As of December 31, 2001 the Company has net operating tax loss carry forwards of approximately $4,260,727.  The carry forwards begin to expire in the year 2018.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  For financial reporting purposes, a valuation allowance has been provided to offset the deferred tax asset related to these carry forwards, as it is more likely than not that these assets will not be realized.

Significant components of the Company’s deferred tax assets and liabilities at December 31, 2001 are as follows:

Deferred tax assets:
Net operating loss carryfowards	$1,491,255
Less: valuation allowance	1,468,318

Net deferred tax assets	22,937

Deferred tax liabilities:
Book depreciation in excess of tax depreciation	(22,937)

Net deferred tax	$—

11.          WARRANTS SOLD

During 1999, the Company sold 250,000 warrants for $25,000 to purchase common stock with the right to exercise at any time after July 5, 1999 at exercise price of $.90 per share.  These warrants were exercised during 2000.

12.      LITIGATION

The Company has been subject to routine litigation matters in the ordinary course of business.  Management believes the outcome of such matters will not have a material effect of its financial position or results of operations.

13.      NON-CASH INVESTING AND FINANCING ACTIVITIES

For the year ended December 31, 2000, there was $25,100 for receipt of treasury stock for payment of a note receivable.  For the year ended December 31, 2000, there were issuances of common stock for payment of liabilities and acquisition of patents of $64,829 and $375,000 respectively.

For the year ended December 31, 2001, there was issuances of common stock for deferred consulting fees and payment of liabilities of $945,227 and $58,881, respectively.

14.      NOTE PAYABLE

During 2001, the Company obtained debt financing from an unrelated party for $250,000.  The note agreement bears no interest unless the loan defaults, as defined and is secured by certain patents and patents pending.  The note matured July 2001 and contains various covenants including maintenance and protection of the collateral.  There is a commitment fee on the note equal to 10% interest in all patents and patents pending of the Company.  The Company may repurchase, at its option, the 10% interest from the lender for $1,000,000 within two years from the date of the note agreement.  The note was fully repaid during 2001.

15.      SUBSEQUENT EVENT.

In March 2002, the Company issued 7,391,833 shares of common stock in a private placement which resulted in cash proceeds of approximately $887,020.

F-16.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

On January 24, 2002, Mann Frankfort Stein & Lipp CPA's, LLP of Houston, Texas (MFSL) advised CytoGenix, Inc. (the "Company") that it is resigning and would no longer serve as the Company's independent accountant.  MSFL has issued no reports on the financial statements of the Company for any period subsequent to December 31, 2000.

(ii) The report of MFSL on the Company's financial statements for the fiscal year ended December 31, 2000 contains a modification for a going concern uncertainty.  MFSL issued no reports on the financial statements of the Company for any period prior to December 31, 2000.

(iii) The decision to change independent auditors was approved by the Board of Directors.

(iv) The Company has not had any disagreements with MFSL on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of MFSL, would have caused them to make reference thereto in their report on the financial statements of the Company.

(v) The Company has requested MFSL furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

On February 13, 2002, CytoGenix, Inc. (the "Company") engaged Thomas Leger & Co., L.L.P. of Houston, Texas ("TL & Co.") as its principal independent accountants to audit the Company's financial statements.  The Company's Board of Directors approved the engagement of TL & Co. February 12, 2002.

PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of the Directors, executive Officers, key employees and control persons of the Company.

NAME	AGE	TITLE

Malcolm H. Skolnick	67	Chief Executive Officer, President, Director Term of Office: 1999 to 2002
Lawrence Wunderlich	43	Chief Financial Officer, Director Term of Office: 1999 to 2002
Michael Walters	66	Director Term of Office: 1998 to 2001
Yin Chen	39	VP of Research & Development
Charles S. Boyd	70	Director Term of Office: (Oct. 30, 2001—present)
Charles M. Bardwell	61	Director Term of Office: (Dec. 10, 2001—present)

None of the members of management are related. The Company has executed an employment agreement with each of the officers of the Company. Employment compensation can be made in the form of cash or restricted common stock at the prevailing ask price of the stock.  The executive officers are given the option of accruing cash payments until such time as the Company can afford to make such payments, in the sole discretion of the Board of Directors.  The payment of stock is based on the closing asked price of the Company’s common stock on the 1st and 15th of each month for the preceding pay period.

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

Mr. Wunderlich worked as a financial consultant at the investment banking firm of Josephthal and Company from October 1996 until August 1998.  At that time, Mr. Wunderlich became the Company’s Chief Financial Officer. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop, a translation service from 1991 to 1996 and held the position of President.  Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

Mr. Walters has been a Director since February 1995, is a Licensed Physical Therapist and has been in private practice for over 36 years.

Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company’s proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001 to replace Dr. Jonathan Elliston. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

Charles S. Boyd is a retired business owner and manager. Mr. Boyd graduated from the University of Texas at Austin with a Bachelors of Arts degree in Biology with a minor in Chemistry. In 1969 he acquired the patent for a positive displacement dry spirometry device and formed Cardio Pulmonary Instruments, Inc. His management of the company allowed him to double the sales volume each year from 1971 to 1974 then sell the company to G.D. Searle in 1975.

Charles M. Bardwell in as attorney licensed in the state of Texas and has been engaged in private practice of law as a sole practitioner for the last 25 years.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company’s directors and executive officers complied during 2001 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934, except (i) Charles M. Bardwell did not timely file a Form 3 upon his becoming a director, (ii) Charles M. Boyd has not yet filed a Form 3 as was required upon his becoming a director and (iii) Dell Gibson, the Company’s former Chief Operating Officer, did not timely file Forms 4 on at least three occasions.

ITEM 10: EXECUTIVE COMPENSATION

The Company has entered into an employment agreement with Dr. Skolnick.  In addition to salary, Dr. Skolnick has the option each quarter to purchase common stock at a price per share equal to $0.001 in an amount equivalent to 25% of his gross salary computed at the closing price on the last day of each pay period.

The following table sets forth certain information concerning compensation of the person who served as the Company’s Chief Executive Officer during the last fiscal year of the Company. No other executive officers of the Company were paid aggregate cash compensation exceeding $100,000 during the last fiscal year.

SUMMARY COMPENSATION TABLE

NAME AND PRINCIPAL POSITION	YEAR	SALARY ($)	BONUS ($)	LONG-TERM COMPENSATION AWARD(S) RESTRICTED STOCK AWARD(S) ($)
Malcolm Skolnick (CEO	2001	120,000	—	$72,200
beginning Sept. 9, 1999)(1)	2000	120,000	—	30,000
	1999	40,000	4,000	10,000

(1)          Dr. Skolnick was issued shares of restricted Common Stock as compensation as follows:

DATE	$VALUE	CLOSE	NUMBER OF SHARES
12/31/01	$1,250	$0.20	6,410
12/14/01	$1,250	$0.21	5,952
11/30/01	$1,250	$0.17	7,576
11/14/01	$1,250	$0.19	6,579
10/31/01	$1,250	$0.20	6,250
10/12/01	$1,250	$0.23	5,435

09/28/01	$1,250	$0.22	5,682
09/10/01	$1,250	$0.28	4,464
08/31/01	$1,250	$0.35	3,571
08/14/01	$1,250	$0.26	4,808
07/31/01	$1,250	$0.16	7,813
07/13/01	$1,250	$0.21	5,952
06/29/01	$1,250	$0.13	10,000
06/15/01	$1,250	$0.24	5,208
05/31/01	$1,250	$0.25	5,000
05/15/01	$1,250	$0.30	4,167
04/30/01	$1,250	$0.25	5,000
04/12/01	$1,250	$0.25	5,000
03/30/01	$1,250	$0.50	2,500
03/15/01	$1,250	$0.19	6,579
02/28/01	$1,250	$0.25	5,000
02/15/01	$1,250	$0.49	2,551
01/31/01	$1,250	$0.31	4,032
01/13/01	$1,250	$0.06	20,833

01/19/01	$12,500	$0.25	50,000
12/21/01	$22,500	$0.35	64,386	(“Bonus valued at August 28, 2001 share price of 150% salary.")
01/13/01	$7,500	$0.086	86,667	(Bonus based on average closing price for 12/15/00, 12/29/00 and 01/15/01)

12/29/00	$1,250	$0.13	10,000
12/15/00	$1,250	$0.10	12,500
11/30/00	$1,250	$0.25	5,000
11/15/00	$1,250	$0.31	4,006
10/31/00	$1,250	$0.38	3,333
10/13/00	$1,250	$0.60	2,083
09/29/00	$1,250	$0.75	1,667
09/15/00	$1,250	$0.63	2,000
08/31/00	$1,250	$0.75	1,667
08/15/00	$1,250	$0.69	1,820
07/31/00	$1,250	$0.50	2,500
07/14/00	$1,250	$0.69	1,820
06/30/00	$1,250	$0.75	1,667
06/15/00	$1,250	$1.01	1,238
06/01/00	$1,250	$0.75	1,667
05/15/00	$1,250	$1.25	1,000
05/01/00	$1,250	$1.56	800
04/14/00	$1,250	$1.38	909
03/31/00	$1,250	$2.13	588
03/15/00	$1,250	$2.13	588
03/01/00	$1,250	$2.25	556
02/15/00	$1,250	$1.68	744
02/01/00	$1,250	$1.81	691
01/15/00	$1,250	$1.01	1,238

12/31/1999	$1,250	$0.81	1,543
12/15/1999	$1,250	$0.66	1,894
12/01/1999	$1,250	$0.65	1,923
11/15/1999	$1,250	$0.46	2,717
11/01/1999	$1,250	$0.53	2,358
10/15/1999	$1,250	$0.54	2,315
10/01/1999	$1,250	$0.48	2,604
09/15/1999	$1,250	$0.65	1,923
09/01/1999	$1,250	$0.80	1,563

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

The following table sets forth the name and address, as of December 31, 2001, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company’s Common Stock, and the name and ownership rights of each executive officer and director, and all officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER

	NUMBER OF SHARES

		PERCENT OF SHARES

Nelson Bunker Hunt Hunt Exploration Mining Co. 1601 Elm St., Suite 1500 Dallas, Texas 75201	2,391,976	5.3%

Malcolm H. Skolnick, Ph.D., J.D. 9881 So. Wilcrest Houston, Texas 77099	1,550,880	3.5%

Michael Walters, L.P.T. 1220 Blalock, #220 Houston, Texas 77055	672,461	1.5%

Lawrence Wunderlich 9881 So. Wilcrest Houston, Texas 77099	509,602	1.1%

Yin Chen 9881 So. Wilcrest Houston, Texas 77099	165,524	*

Charles S. Boyd 10805 Smithdale Houston, TX 77041	90,682	*

Charles M. Bardwell 9881 S. Wilcrest Houston, TX 77099	997,220	2.2%

All Executive Officers and Directors as a group (six persons)	3,986,369	8.9%

* Less than 1%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 18, 2000, the Company entered into an agreement with Quantum Bit Induction, Inc.,(“QBIT”), a company in which each of Lawrence Wunderlich, Malcolm Skolnick and Dell T. Gibson own 1,000,000

of the outstanding shares of capital stock.  Pursuant to that agreement, QBIT was issued 3,000,000 shares of Common Stock, valued at $9,000,000. The above agreement was rescinded and QBIT returned the 3 million shares to the Company in August 2001. A new consulting agreement was entered into with Mike Skillern.

 Management is unaware of any other interests of its officers and directors that may create a potential conflict of interest with the Company.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

                (a)           Exhibits.

Exhibit
Number		Description

3.1*	—

Articles of Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.1 to the registrant’s registration statement on Form 10-SB, as amended (File No. 000-26807), filed with the Securities & Exchange Commission initially on July 23, 1999 (the “Form 10-SB”))

3.2*	—	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.2 of the Form 10-SB).

3.3*	—	Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

3.4*	—	Bylaws of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.4 of the Form 10-SB)

10.1*	—	Employment Agreement dated September 1, 1999 between Cryogenic Solutions, Inc. and Malcolm H. Skolnick (incorporated by reference to exhibit 10.2 of the Form 10-SB).

10.2*	—	License Agreement dated February 3, 2000, between CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

10.3*	—	Technology Transfer Agreement dated June 26, 1998 between Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

10.4*	—	Employment Agreement dated February 1, 2000 between CytoGenix, Inc. and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

10.5*	—	Sponsored Research Agreement between CytoGenix, Inc. and Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

10.6	—	Loan Agreement dated April 6, 2001, between CytoGenix, Inc. and HEMPCO.

10.7	—	Consulting Agreement dated February 15, 2001 between Cryogenic Solutions, Inc. and Mike Skillern.

10.8	—	Consulting Agreement dated October 27, 2001 between CytoGenix, Inc. and Origenesis, LLC.

10.9	—	Consulting Agreement between CytoGenix, Inc. and EuroTrade Financial, Inc. as of March 19, 2002

16.1*	—

Letter re: change in certifying accountant (incorporated by reference to exhibit 16 to the registrant’s Current Report on Form 8-K/A filed with the Securities & Exchange Commission on February 21,2002).

______________________

                *Incorporated by reference as indicated.

                (b)           Reports on Form 8-K.

                None.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

	By:	/s/ Malcolm Skolnick
Malcolm Skolnick, Ph.D.
President and Chief Executive Officer
Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Malcolm Skolnick
Malcolm Skolnick, Ph.D.
President, Chief Executive Officer and Director (principal executive officer and Director)

Date: April 15, 2002

	By:	/s/ Michael Walters
Michael Walters
Director
Date: April 15, 2002

By:
Charles S. Boyd
Director
Date: April 15, 2002

By:
Charles M. Bardwell
Director

Date: April 15, 2002

	By:	/s/ Lawrence Wunderlich
Lawrence Wunderlich
Chief Financial Officer, Controller and Director (principal financial and accounting officer and Director)
Date: April 15, 2002