Form 10KSB/A
period 2001-12-31
CYTOGENIX INC
filed 2002-04-18
CIK 1005302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10K-SB/A

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

On February 15, 2001, the Company entered into a consulting agreement with Michael D. Skillern, a former officer and director of the Company.  Pursuant to this consulting agreement, Mr. Skillern has acquired 3,700,000 shares of Common Stock (with an aggregate value of $1,772,300) in exchange for scientific consulting services and $3,700.  In addition the agreement calls for compensation of $4,000 per month per term of the agreement.  The term of this consulting agreement expires on December 31, 2002.  The consulting agreement also provides that if (i) Malcolm Skolnick, chief executive officer of the Company, is removed from office without his consent and agreement or (ii) the Company defaults on an agreement, the performance of which is secured by the assets of the Company, then Mr. Skillern would be granted in perpetuity a worldwide, non-exclusive, royalty-free license to use any technology owned by, or assigned or licensed to, the Company.  This provision may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, business combination, proxy contest or otherwise.

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

The Company has budgeted approximately 3,200,000 for operations in fiscal year 2002, of which approximately $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including three live animal studies that are estimated to cost $50,000 per study based on current estimates.  The scientific protocols have been determined by Dr. Yin Chen of CytoGenix for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of December 31, 2001 $15,688 of cash on hand for fiscal year 2002.  Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $500,000 will be paid pursuant to the terms of the Company’s sponsored research agreements with the Columbia University, Yale University, and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $100,000 will be paid as salary to the Company’s employees and researchers and $46,000 will be paid for supplies.  The remaining $558,000 will be used to expand the company's research and development activities as it sees fit.  Of the $500,000 for sponsored research, $203,000 will be used to initiate studies and sign on new researchers.  The remaining $297,000 is being used to continue existing sponsored research to expand upon those studies and experiments.

There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company.  The Company anticipates entering into licenses for a $100,000 initiation fee, and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee’s net sales, whichever is greater.

The Company’s ability to continue operations through December 31, 2002 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2002.  Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2002 and 2003.

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

/s/ Thomas Leger & Co. L.L.P.

Houston, Texas

April 4, 2002

[Mann, Frankfort,
Stein & Lipp
Letterhead]

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

CytoGenix, Inc.

We have audited the statements of operations, changes in stockholders' equity (deficit) and cash flows of CytoGenix, Inc. (a development stage company) for the year ended December 31, 2000.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of CytoGenix, Inc. for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company has incurred net losses since its inception, has a capital deficit, and has experienced severe liquidity problems.  Those conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to those matters also are described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Mann, Frankfort, Stein, and Lipp CPAs, L.L.P.

Houston, TX

April 5, 2001

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

The Company issued 5,480,009 shares and 546,171 shares during 2001 and 2000, respectively, of its common stock in return for services.  Pursuant to the Purchase Plan, the Company issued 628,139 and 105,111 common shares during 2001 and 2000, respectively, to the employees of the Company.  In addition 811,545 and 202,667 shares were issued during 2001 and 2000 respectively as merit and retention bonuses to the employees.  Compensation cost charged to operations for those individuals was $256,255 and $252,758 for the years ended December 31, 2001 and 2000, respectively.  The Company also issued 4,040,325 and 238,393 shares during 2001 and 2000, respectively, for consulting and other services provided by non-employees for an aggregate fair value of $1,816,855 and $255,993, respectively.  The shares issued and fair value provided by non-employees includes the shares exercised related to a consulting agreement with a shareholder (Note 5).

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

3.2*	—	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.2 of the Form 10-SB).

3.3*	—	Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

3.4*	—	Bylaws of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.4 of the Form 10-SB)

10.1*	—	Employment Agreement dated September 1, 1999 between Cryogenic Solutions, Inc. and Malcolm H. Skolnick (incorporated by reference to exhibit 10.2 of the Form 10-SB).

10.2*	—	License Agreement dated February 3, 2000, between CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

10.3*	—	Technology Transfer Agreement dated June 26, 1998 between Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

10.4*	—	Employment Agreement dated February 1, 2000 between CytoGenix, Inc. and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

10.5*	—	Sponsored Research Agreement between CytoGenix, Inc. and Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

10.6**	—	Loan Agreement dated April 6, 2001, between CytoGenix, Inc. and HEMPCO.

10.7**	—	Consulting Agreement dated February 15, 2001 between Cryogenic Solutions, Inc. and Mike Skillern.

10.8**	—	Consulting Agreement dated October 27, 2001 between CytoGenix, Inc. and Origenesis, LLC.

10.9**	—	Consulting Agreement between CytoGenix, Inc. and EuroTrade Financial, Inc. as of March 19, 2002

16.1*	—

Letter re: change in certifying accountant (incorporated by reference to exhibit 16 to the registrant’s Current Report on Form 8-K/A filed with the Securities & Exchange Commission on February 21,2002).

______________________

                *Incorporated by reference as indicated.

                **Previously Filed

                (b)           Reports on Form 8-K.

                None.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

	By:	/s/ Malcolm Skolnick
Malcolm Skolnick, Ph.D.
President and Chief Executive Officer
Date: April 18, 2002