Form 10KSB/A
period 2001-12-31
CYTOGENIX INC
filed 2002-05-01
CIK 1005302

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

BOYD/BARDWELL LAWSUIT

Charles S. Boyd and Charles M. Bardwell, each of whom is a current director of the Company (the “Plaintiffs”), filed a petition on March 19, 2002 in the 61st Judicial District Court of Harris County, Texas, which names the Company and the three other board members as defendants (collectively, the “Defendants”). The petition seeks, among other things, an ex-parte temporary restraining order based upon Plaintiff’s allegations, temporarily enjoining and restraining the Defendants from committing the Company to any future obligations or the negotiation of any agreements until the holding of a shareholders’ meeting for the purpose of the election of directors, from hindering the Plaintiffs in the performance of their duties as directors, from attempting to remove the Plaintiffs as directors, and from issuing any of the Company’s stock to employees who are both officers and directors. The petition also seeks acknowledgement of certain resolutions purportedly approved at a board meeting held on January 17, 2002.

A Temporary Restraining Order was issued by the court ex-parte, without notice to Defendants and without any opportunity to appear, respond and deny the allegations of Plaintiffs upon which the order was issued. The Company vigorously denies the allegations of Plaintiffs’ petition. On March 27, 2002, a hearing was held before the presiding judge of the 61st Judicial District Court to consider the application of the Plaintiffs for issuance of a temporary injunction. The presiding judge, after hearing the arguments of counsel for both parties, announced in open court, prior to the introduction of any evidence, that Plaintiffs’ request for relief was, in his opinion, “moot”. Thereafter, the parties agreed to stipulations concerning, among other things, the holding of a shareholder’s meeting to elect directors, the acknowledgement of the directors to be bound by the January 17, 2002 board resolutions governing conduct of the board and management until the next election by the shareholders of directors, and not to remove Plaintiffs as directors pending that election. The stipulations further provided that the Plaintiffs’ petition would be dismissed following the 2002 annual meeting of shareholders. By stipulation, no injunctive relief was granted by the Court and the ex-parte temporary restraining orders were dissolved.”

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
Date: May 1, 2002