Form 10QSB
period 2002-03-31
CYTOGENIX INC
filed 2002-05-15
CIK 1005302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to .

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

As of March 31, 2002, 56,746,913 shares of the issuer’s common stock was outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

Item 1                  Financial Statements

CYTOGENIX, INC .

(A Development Stage Company)

BALANCE SHEET

MARCH 31, 2002

ASSETS

CURRENT ASSETS
Cash	$563,643
Deferred consulting fees	1,455,117
Prepaid expenses and other current assets	2,825

Total Current Assets	2,021,585

PROPERTY AND EQUIPMENT, net	121,112

PATENTS, net of accumulated amortization of $34,926	340,074

TOTAL ASSETS	$2,482,771

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$643,084

TOTAL LIABILITIES	643,084

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 150,000,000 shares authorized, 56,746,913 shares issued	56,747
Additional paid-in capital	14,084,893
Treasury stock, 547,250 shares; at cost	(629,972)
Accumulated development stage deficit	(11,671,981)

TOTAL STOCKHOLDERS DEFICIT	1,839,687

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,482,771

See accompanying notes to financial statements

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF OPERATIONS

	For the Three Months Ended March 31,		From February 10, 1995 (Date of Inception) To March 31, 2002
	2002	2001
REVENUES
Research kit sales	$1,700	$—	$2,575
Gain on sale of security	—	—	881
Dividend income	—	—	1,633

Total Revenues	1,700	—	5,089

OPERATING EXPENSES
Research and development	266,469	269,581	3,930,170
General and administrative	277,051	297,081	7,602,607
Depreciation and amortization	7,362	7,518	134,293
Equity in losses of joint venture	—	—	10,000

Total Expenses	550,882	574,180	11,677,070

NET LOSS	$(549,182)	$(574,180)	$(11,671,981)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

BASIC WEIGHTED AVERAGE SHARES	45,968,163	29,413,912

See accompanying notes to financial statements

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From February 10, 1995 (Date of Inception) To

	For the Three Months Ended March 31,
	2001	2000	March 31, 2002
CASH FLOWS FROM OPERATIONS
Net loss	$(549,182)	$(574,180)	$(11,671,981)
Adjustments to reconcile net (Loss) to net cash used by operating activities:
Depreciation and amortization	15,330	7,518	142,261
Common stock issued for services	48,210	64,034	6,141,262
Equity in losses of joint venture	—	—	10,000
Additional penalty in treasury shares	—	—	125,765
Changes in operating assets and liabilities:
Deferred consulting fees	260,110	—	260,110
Prepaid expenses and other assets	8,371	(32,212)	(2,825)
Notes receivables	—	—	(25,100)
Accounts payable and accrued liabilities	(256,730)	282,427	707,913
Stockholders’ loans	—	—	135,990

Net cash used by operating activities	(473,891)	(252,413)	(4,176,605)

CASH FLOW FROM INVESTING
Payments for additions to property and equipment	(7,500)	—	(225,000)
Investment in joint venture	—	—	(10,000)

Net cash used in investing activities	(7,500)	—	(235,000)

CASH FLOW FROM FINANCING
Proceeds from note payable	—	—	250,000
Payment on note payable	—	—	(250,000)
Treasury shares sold subject to mandatory repurchase	—	—	1,104,803
Proceeds from issuance of common stock and exercise of common stock warrants	1,029,346	246,528	3,845,445
Proceeds from issuance of common stock warrants	—	—	25,000
Bank overdraft	—	12,394	—

Net cash provided by financing activities	1,029,346	258,922	4,975,248

Increase (decrease) in cash and cash equivalents	547,955	6,509	563,643

Balance at beginning of year	15,688	—	—

Balance at end of year	$563,643	$6,509	$563,643

See accompanying notes to financial statements

CYTOGENIX, INC. (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2002

1.             NATURE OF OPERATIONS AND ORGANIZATION

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

2.             BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the “Company”) and include all adjustments that are, in the opinion of management, necessary for a  fair presentation of financial results for the three months ended March 31, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission.  All adjustments and provisions included in these statements are of normal recurring nature.

The information contained herein is condensed from that which would appear in the annual financial statements; accordingly, the financial statements included herein should be reviewed in conjunction with the financial statements and related notes thereto contained in the Annual Report on Form 10-KSB filed by the Company with the Securities and Exchange Commission for the fiscal year ended December 31, 2001.  Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end.  The results of operations for the interim period presented are not necessarily indicative of the results that can be expected for the entire year.

3.             GOING CONCERN

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

4.          STOCK BASED COMPENSATION

During September 1999, the Company established an Employee Stock Purchase Plan (the “Purchase Plan”), under which employees may purchase common shares at par value quarterly up to 25% of their gross salary with the number of shares computed at the closing price on the last day of each pay period.  The purchase plan was made retroactive to January 1, 1999 and is compensatory since only a maximum discount of 15% is allowed for the purchase plan to be non-compensatory.

For the period ended March 31, 2002, the Company issued 2,430,590 shares of its common stock in return for services; 191,279 shares were issued to employees of the Company and 2,239,311 shares were issued for consulting services provided by non-employees.  Compensation cost and the aggregate fair value of consulting services for the quarter ended March 31, 2002 was $39,562 and $778,648 respectively.  The aggregate fair value consulting services includes $746,795 of deferred consulting fees as described in Note 5.

5.             CONSULTING AGREEMENT

For the period ended March 31, 2002, the Board of Directors approved a consulting agreement with a company (“the Consultant”) that commenced March 19, 2002 and continues for a one year period.  The services to be rendered include consultations with management of the Company with respect to financial relations, business promotion, business growth and development including merger and acquisitions, and general business consultation.

The agreement calls for 2,200,000 shares of restricted common stock of the Company to be issued and delivered to an escrow agent and which shall be payable in the following manner:  1,000,000 shares will be due and payable to the Consultant and/or assigns immediately upon signing of the agreement, 200,000 shares will be due and payable to the Consultant and/or assigns on March 31, 2002, and the remaining 1,000,000 shares will be due and payable to the Consultant and/or assigns in equal installments of 100,000 shares beginning on April 30, 2002 and ending on January 31, 2003.  In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreement based on the fair market value of the Company’s stock at the commencement date of the agreement.  The Company expensed $23,205 associated with this agreement and recorded deferred consulting fees of $746,795.

6.          PRIVATE PLACEMENTS

For the period ended March 31, 2002, the Company has received  total proceeds of $1,029,346 for 9,425,658 shares related to private placements.

7.          SUPPLEMENTAL CASH FLOW INFORMATION

For the period ended March 31, 2002, there were issuances of common stock for deferred consulting fees of $770,000.

Item 2                  Management’s Discussion and Analysis or Plan of Operation.

IN ACCORDANCE WITH THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-QSB WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY’S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY’S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS “BELIEVE,” “PLAN,” “CONTINUE,” “HOPE,” “ESTIMATE,” “PROJECT,” “INTEND,” “EXPECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-QSB SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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

The Company has budgeted $3,200,000 for operations in fiscal year 2002, of which $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Yin Chen of CytoGenix has determined the scientific protocols for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and as of March 31, 2002 the Company had  $563,643 in cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company’s sponsored research agreements with Columbia University, Yale University, The Children’s Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company’s employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

There are currently over 600 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for CytoGenix’s technology. The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee’s net sales, whichever is greater.

The Company’s ability to continue operations through December 31, 2002 and beyond depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2002. Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2002 and 2003.

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

PART II

ITEM 1.               LEGAL PROCEEDINGS.

None.

ITEM 2.               CHANGES IN SECURITIES

On January 7, 2002, the Company issued 155,090 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-38,202, Dell Gibson-22,921, Yin Chen- 20,949  and Lawrence Wunderlich-22,921) and employees (Kim Totsky-11,892, Maury Fogle- 21,011, and Harilyn McMicken- 17,194) of the Company for an aggregate price of $29,685 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  Of the $29,685, $155 was received from the employees in cash and the remainder represents stock compensation.

On January 24, 2002, the Company issued 5,378 shares of Common Stock. These shares were issued to an executive officer (Yin Chen- 2,689) and an employee (Harilyn McMicken- 2,689) of the Company for an aggregate price of $1,882 (based on gross salary for each accrued pay period missed in 2001 and 2000) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.  Of the $1,882 shares, $5 was received from the employees in cash and the remainder represents stock compensation. The Company also issued 30,811 shares to

Maury Fogle as a bonus for compensation for an aggregate price of $6,470 (or an average of $0.21 per share), which shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $6,470, $31 was received from the employee in cash and the remainder represents stock compensation.

Additionally on January 24, 2002, the Company issued 596,316 shares of common stock. These shares were sold for an aggregate cash price of  $71,558 (or $0.12 per share) in a private placement to accredited investors (Allan Leigh Jones-30,000 shares, Don Dow-50,000 shares, John P. Skubinski-40,000 shares, Marc S. Nelkin-41,667 shares, Richard A. Cecil-200,000 shares, William E. Cecil-25,000 shares, Patricia Henry-25,000 shares, Terry L. Cecil-20,000 shares, Kelly J. Sutton-20,000 shares, Dixie Thomas-20,000 shares, Frederick Decker-41,667 shares, G. M. S. Sichel-9,315 shares, David Nicolau-41,667 shares, Robert Maddox-12,000 shares and Kip A. W. Cecil-20,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On March 4, 2002, the Company issued 722,251 shares of common stock.  Of these shares, 682,440 shares were sold for an aggregate cash price of  $81,893 (or $0.12 per share) in a private placement to accredited investors (John P. Skubinski-40,000 shares, Sandra Kedziniak-41,667 shares, Walter L. Baker-166,667 shares, Brad A. Houston-50,000 shares, Robert Q. Houston-100,000 shares, Berlinde Rand-20,704 shares, Hydeman Family Partners-27,200 shares, Douglas C. Nelkin-94,202 shares, Scott MacDonald-42,000 shares and Wisteria Trading Co. LTD-100,000 shares pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining 39,811 shares were issued (John Black -500 shares, Peter Glazer-3,750 shares, Charles M. Bardwell-5,882 shares, Charles S. Boyd-5,882 shares, Michael Walters-5,882 shares and Nhan N. T. Nguyen-17,915 shares) for services rendered aggregating $8,758  (or $0.22 per share).

On March 26, 2002 the Company issued 2,200,000 shares of common stock (Chasseur Corp-200,000 shares, Camelot Lakes LTD-200,000 shares, Hountoon LTD-460,000 shares, WLT Reification Trust-550,000 shares, Fulton Holdings-550,000 shares and Chasseur Trust-240,000 shares) for services rendered and for future services aggregating $770,000 (or $0.35 per share).

On April 26, 2002, the Company issued 7,724,719 shares of common stock. These shares were sold for an aggregate cash price of  $926,966 (or $0.12 per share) in a private placement to accredited investors (Carol Watral-41,667 shares, Brian Baker-62,500 shares, Paul Nelkin-62,500 shares, John Gattineri-42,000 shares, Gary Templeton-10,000 shares, Kelly McCullough-10,000 shares, Warren Hammer-20,000 shares, Mark MacKain-416,667 shares, Series Unltd, Inc.-138,000 shares, Alan Baisch-50,000 shares, Loretta De Domenico-60,000 shares, Irene Guarino-60,000 shares, Gary McGuire-30,000 shares, Peter Imbert-100,000 shares, Marc White-200,000 shares, Don Dow-50,000 shares, Robert Petraglia-42,000 shares, Paul Goldman-100,000 shares, Robert Helfman-4,050 shares, Inez Spain-16,667 shares, Harold Farrison-83,333 shares, Joanne Masso-10,000 shares, Peter Corbett-20,833 shares, Maria Haslam-10,000 shares, Laurence Ancker-20,000 shares, Linda Lawlor-20,000 shares, John Sullivan-200,000 shares, R. Dino Landino-12,500 shares, Robert Pietrantonio-100,000 shares, Richard Cecil-300,000 shares, Stephen Howard-41,667 shares, Brian Sullivan-20,000 shares, Vincent Farricielli-5,000 shares, Charles Farricielli-5,000 shares, Kirk Huntsman-100,000 shares, Barney Jeffcoats-200,000 shares, Andrew Yasinoff-41,167 shares, John Ehlert-62,500 shares, Brad Houston-50,000 shares, Robert Houston-150,000 shares, Kent LaGasse-41,667 shares, Hydeman Family Partners-258,333 shares, Robert B. Hydeman Jr.-100,000 shares, Alicia D Hydeman-50,000 shares, Blake B. Hydeman-50,000 shares, Wendy Blessing-100,000 shares, Benjamin Blessing-50,000 shares, Nicholas Blessing-50,000 shares, Jennifer Blessing-50,000 shares, Doug Nelkin-16,667 shares, Joel Ray-100,000 shares, R & D Kozak-20,000 shares, Mathew Calavan-50,000 shares, Jett-1,700,000 shares, Donald Lawlor-41,667 shares, William Merlo-100,000 shares, Lawrence Cohen-50,000 shares, Robert Patrella-16,667 shares, Roland Violette-1,200,000 shares, John Skubinski-70,000 shares, Frederick-Decker-41,667 shares, Chou Ming Tu-200,000 shares, Ruan Mei Lan-300,000 shares and Wisteria Trading Co.-100,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares were received during the first quarter, but certificates were not issued until April 26, 2002, and will be applied to first quarter financials.

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

CYTOGENIX, INC.

Date: May 15, 2002	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief
Executive Officer