Form 10QSB
period 2002-06-30
CYTOGENIX INC
filed 2002-08-14
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

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

(281) 988-6118
(Issuer’s telephone number, including area code)

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 30, 2002, 57,803,016 shares of the issuer’s common stock was outstanding.

Transitional Small Business Disclosure Format (check one):    Yes ☐    No ☒

PART I

Item 1                     Financial Statements

CYTOGENIX, INC .

(A Development Stage Company)

BALANCE SHEET

JUNE 30, 2002
ASSETS

CURRENT ASSETS
Cash	$37,169
Deferred consulting fees	1,027,492
Prepaid expenses and other current assets	19,696

Total Current Assets	1,084,357

PROPERTY AND EQUIPMENT, net	112,473

PATENTS, net of accumulated amortization of $40,440	334,560

TOTAL ASSETS	$1,531,390

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	475,918

TOTAL LIABILITIES	475,918

STOCKHOLDERS’ EQUITY
Common stock, $0.001 par value, 150,000,000 shares authorized, 57,803,016 shares issued	57,803
Additional paid-in capital	14,216,790
Treasury stock, 547,250 shares; at cost	(629,972)
Accumulated development stage deficit	(12,589,149)

TOTAL STOCKHOLDERS EQUITY	1,055,472

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,531,390

CYTOGENIX, INC.

(A Development Stage Company)

 STATEMENT OF OPERATIONS

					From February 10, 1995
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		(Date of Inception)
	2002	2001	2002	2001	To June 30, 2002
REVENUES
Research kit sales	$—	$—	$1,700	$—	$2,575
Gain on sale of security	—	—	—	—	881
Dividend income	—	—	—	—	1,633

Total Revenues	—	—	1,700	—	5,089

OPERATING EXPENSES
Research and development	268,621	181,832	535,090	451,413	4,198,791
General and administrative	640,658	455,477	917,709	752,557	8,237,806
Depreciation and amortization	13,348	16,091	20,710	23,610	147,641
Equity in losses of joint venture	—	—	—	—	10,000

Total Expenses	922,627	653,400	1,473,509	1,227,580	12,594,238

NET LOSS	$(922,627)	$(653,400)	$(1,471,809)	$(1,227,580)	$(12,589,149)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.02)	$(0.02)	$(0.03)	$(0.04)

BASIC WEIGHTED AVERAGE SHARES	55,014,619	31,057,971	50,471,373	30,245,076

CYTOGENIX, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

			From February 10, 1995 (Date of Inception) To

	For the Six Months Ended June 30,
	2002	2001	June 30, 2002

CASH FLOWS FROM OPERATIONS
Net loss	$(1,471,809)	$(1,227,580)	$(12,589,149)
Adjustments to reconcile net (Loss) to net cash used by operating activities:
Depreciation and amortization	31,334	23,610	158,265
Common stock issued for services	68,448	145,988	6,161,500
Equity in losses of joint venture	—	—	10,000
Additional penalty in treasury shares	—	—	125,765
Deferred consulting fees	688,360	—	688,360

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(8,500)	(34,577)	(19,696)
Notes receivable	—	—	(25,100)
Accounts payable and accrued liabilities	(420,328)	528,129	538,856
Stockholders’ loans	—	—	135,990

Net cash used by operating activities	(1,112,495)	(564,430)	(4,815,209)

CASH FLOW FROM INVESTING
Payments for additions to propery and equipment	(7,500)	—	(225,000)
Investment in joint venture	—	—	(10,000)

Net cash used in investing activities	(7,500)	—	(235,000)

CASH FLOW FROM FINANCING
Proceeds from note payable	—	250,000	250,000
Payment on note payable	—	(150,000)	(250,000)
Treasury shares sold subject to mandatory repurchase	—	—	1,104,803
Proceeds from issuance of common stock and exercise of common stock warrants	1,141,476	574,730	3,957,575
Proceeds from issuance of common stock warrants	—	—	25,000
Bank overdraft	—	(44,496)	—

Net cash provided by financing activities	1,141,476	630,234	5,087,378

Increase in cash and cash equivalents	21,481	65,804	37,169

Balance at beginning of year	15,688	—	—

Balance at end of year	$37,169	$65,804	$37,169

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

2.     BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the “Company”) and include all adjustments that are, in the opinion of management, necessary for a  fair presentation of financial results for the six months ended June 30, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission.  All adjustments and provisions included in these statements are of normal recurring nature.

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

For the period ended June 30, 2002, the Company issued 2,514,940 shares of its common stock in return for services; 191,279 shares were issued to employees of the Company and 2,323,661 shares were issued for consulting services provided by non-employees.  Compensation cost and the aggregate fair value of consulting services for the six period ended June 30, 2002 was $70,253 and $798,885 respectively.  The aggregate fair value consulting services includes $554,295 of deferred consulting fees as described in Note 5.

5.     CONSULTING AGREEMENT

For the six month period ended June 30, 2002, the Board of Directors approved a consulting agreement with a company (“the Consultant”) that commenced March 19, 2002 and continues for a one year period.  The services to be rendered include consultations with management of the Company with respect to financial relations, business promotion, business growth and development including merger and acquisitions, and general business consultation.

The agreement calls for 2,200,000 shares of restricted common stock of the Company to be issued and delivered to an escrow agent and which shall be payable in the following manner:  1,000,000 shares will be due and payable to the Consultant and/or assigns immediately upon signing of the agreement, 200,000 shares will be due and payable to the Consultant and/or assigns on March 31, 2002, and the remaining 1,000,000 shares will be due and payable to the Consultant and/or assigns in equal installments of 100,000 shares beginning on April 30, 2002 and ending on January 31, 2003.  In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreement based on the fair market value of the Company’s stock at the commencement date of the agreement.  The Company expensed $215,705 associated with this agreement and recorded deferred consulting fees of $554,295 as of June 30, 2002.

6.     PRIVATE PLACEMENTS

For the six month period ended June 30, 2002, the Company has received  total proceeds of $1,141,476 for 10,397,411 shares issued in private placements.

7.     SUPPLEMENTAL CASH FLOW INFORMATION

For the six-month period ended June 30, 2002, there were issuances of common stock for deferred consulting fees of $770,000.

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

        The Company has budgeted $3,200,000 for operations in fiscal year 2002, of which $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Yin Chen, Vice President of Research and Development, has determined the scientific protocols for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and as of June 30 , 2002 the Company had  $37,169 in cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company’s sponsored research agreements with Columbia University, Yale University, The Children’s Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company’s employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

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

PART II

ITEM 1.          LEGAL PROCEEDINGS.

     Charles S. Boyd and Charles M. Bardwell, each of whom is a former director of the Company (the "Plaintiffs"), filed a petition on March 19, 2002 in the 6lst Judicial District Court of Harris County, Texas, which names the Company and the three other board members as defendants (collectively, the "Defendants"). The petition seeks, among other things, an ex-parte temporary restraining order based upon Plaintiff's allegations, temporarily enjoining and rcstraining the Defendants from committing the Company to any future obligations or the negotiation of any agreements until the holding of a shareholders' meeting for the purpose of the election of directors, from hindering the Plaintiffs in the performance of their duties as directors, from attempting to remove the Plaintiffs as directors, and from issuing any of the Company's stock to employees who are both officers and directors. The petition also seeks acknowledgement of certain resolutions purportedly approved at a board meeting held on January 17, 2002.

A Temporary Restraining Order was issued by the court ex-parte, without notice to Defendants and without any opportunity to appear, respond and deny the allegations of Plaintiffs upon which the order was issued. The Company vigorously denies the allegations of Plaintiffs' petition. On March 27, 2002, a hearing was held before the presiding judge of the 61st Judicial District Court to consider the application of the Plaintiffs for issuance of a temporary injunction. The presiding judge, after hearing the arguments of counsel for both parties, announced in open court, prior to the introduction of any evidence, that Plaintiffs' request for relief was, in his opinion, "moot". Thereafter, the parties agreed to stipulations concerning, among other things, the holding of a shareholder's meeting to elect directors, the acknowledgement of the directors to be bound by the January 17, 2002 board resolutions governing conduct of the board and management until the next election by the shareholders of directors, and not to remove Plaintiffs  as directors pending that election. The stipulations further provided that the Plaintiffs' petition would be dismissed following the 2002 annual meeting of shareholders. By stipulation, no injunctive relief was granted by the Court and the ex-parte temporary restraining orders were dissolved.

The Plaintiffs' filed a supplemental petition on May 30, 2002 alleging various violations of the March 27, 2002 agreed stipulations, including the issuance of shares of common stock of the Company without, the Plaintiffs' allege, appropriate approval of those issuances by the Company's board of directors. The Company held its annual meeting of shareholders on May 31, 2002. Subsequent to that meeting, the Company filed counterclaims against Mr. Bardwell to remove him as counsel for the Plaintiffs and for breach of fiduciary duties.

ITEM 2.          CHANGES IN SECURITIES

        On April 26, 2002, the Company issued 8,133,050 shares of common stock. These shares were sold for an aggregate cash price of  $975,466 (or $0.12 per share) in a private placement to accredited investors (Carol Watral-41,667 shares, Brian Baker-62,500 shares, Paul Nelkin-62,500 shares, John Gattineri-42,000 shares, Gary Templeton-10,000 shares, Kelly McCullough-10,000 shares, Warren Hammer-20,000 shares , Mark MacKain-416,667 shares, Series Unltd, Inc.-138,000 shares, Alan Baisch-50,000 shares, Loretta De Domenico-60,000 shares, Irene Guarino-60,000 shares, Gary McGuire-30,000 shares, Peter Imbert-100,000 shares, Marc White-200,000 shares, Don Dow-50,000 shares, Robert Petraglia-42,000 shares, Paul Goldman-100,000 shares, Robert Helfman-4,050 shares, Inez Spain-16,667 shares, Harold Farrison-83,333 shares, Joanne Masso-10,000 shares , Peter Corbett-20,833 shares, Maria Haslam-10,000 shares, Laurence Ancker-20,000 shares, Linda Lawlor-20,000 shares, John Sullivan-200,000 shares , R. Dino Landino-12,500 shares, Robert Pietrantonio-100,000 shares, Richard Cecil-300,000 shares, Stephen Howard-41,667 shares, Brian Sullivan-20,000 shares, Vincent Farricielli-5,000 shares, Charles Farricielli-5,000 shares, Kirk Huntsman-100,000 shares, Barney Jeffcoats-200,000 shares, Andrew Yasinoff-41,167 shares, John Ehlert-62,500 shares, Brad Houston-50,000 shares, Robert Houston-150,000 shares, Kent LaGasse-41,667 shares, Hydeman Family Partners-258,333 shares, Robert B. Hydeman Jr.-100,000 shares, Alicia D Hydeman-50,000 shares, Blake B. Hydeman-50,000 shares, Wendy Blessing-100,000 shares, Benjamin Blessing-50,000 shares, Nicholas Blessing-50,000 shares, Jennifer Blessing-50,000 shares, Doug Nelkin-16,667 shares, Joel Ray-100,000 shares, R & D Kozak-20,000 shares, Mathew Calavan-50,000 shares, Jett-1,700,000 shares, Donald Lawlor-41,667 shares, William Merlo-100,000 shares, Lawrence Cohen-50,000 shares, Robert Patrella-16,667 shares, Roland Violette-1,200,000 shares, John Skubinski-70,000 shares, Frederick-Decker-41,667 shares, Chou Ming Tu-200,000 shares, Ruan Mei Lan-300,000 shares and Wisteria Trading Co.-100,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration of $926,466 for 7,724,719 of these shares were received during the first quarter, but certificates were not issued until April 26, 2002, and were applied to first quarter financials.

        On May 14, 2002, the Company issued 837,069 shares of common stock as commission for services rendered in connection to the private placement. These shares were issued (Hydeman Family Partners LTD -420,162 shares , Rick Barry-58,917 shares , Doug C. Nelkin-201,834 shares, Marc S. Nelkin-20,334 shares , Brad Houston-48,250, Elizabeth McGiboney- 10,000 shares, Peter T. Imbert- 54,200 shares, Donald J. Lawlor- 12,872 shares, John Gattineri- 10,000 and Andrew Yosinoff-500 shares) aggregating $217,638 (or $0.26 per shre).

        On May 20, 2002 the Company issued 76,300 shares of common stock.  Of these shares, 25,834 were issued to Richard A. Cecil for services rendered in connection to the private placement aggregating $6,719 (or $0.26 per share). The remaining 50,466 shares were issued to Mark R Wisner for past services rendered aggregating $3,875 (or an average of $0.08 per share).

        On June 11, 2002 the Company issued 56,084 shares of common stock for services rendered. Of these shares, 22,200 were issued to Marc S. Nelkin- 12,200 and Doug C. Nelkin- 10,000 shares for services rendered in connection to the private placement aggregating $4,662 (or $0.21 per share). The remaining 33,884 shares were issued to Frank

Vazquez for past services rendered aggregating $3,769 (or $0.11 per share). Also, the Company sold 100,000 shares of common stock for an aggregate cash price of  $12,000 (or $0.12 per share) in a private placement to accredited investor Roland L. Violette pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

ITEM 3.

DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On May 31, 2002, the Company held the annual meeting of the shareholders for purposes of the following:

(1) ELECTION OF DIRECTORS. To elect five directors to hold office until the 2003 Annual Meeting of Shareholders or until their successors are elected and qualified;

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Thomas Leger & Co. L.L.P. as the independent auditors for the Company for the fiscal year ending December 31, 2002.

A majority of the shares entitled to vote, present in person or represented by proxy, constituted a quorum at the Annual Meeting. For the approval of Proposal No.1 (the election of directors), the five candidates receiving the greatest number of affirmative votes would be elected, provided a quorum is present and voting. The affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting was required to ratify and approve Proposal No. 2 (appointment of independent auditors).

On April 30, 2002, the record date for the annual Shareholder meeting held on May 31, 2002, there were 56,733,563 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the two proposals. On May 31, 2002, a quorum was reached totaling 38,976,784 shares voted.

The results of the voting on the above matters presented to the Shareholders were as follows:

(1) ELECTION OF DIRECTORS. The five directors submitted to the shareholders for approval were elected as follows:

Malcolm H. Skolnick, Ph.D., JD: 37,896,563 shares voting for, 1,009,638 shares voting against and 70,583 shares abstaining.

Michael Walters: 37,896,563 shares voting for, 1,009,638 shares voting against and 70,583 shares abstaining.

Lawrence Wunderlich: 37,896,563 shares voting for, 1,009,638 shares voting against and 70,583 shares abstaining.

Frank Vazquez: 37,896,563 shares voting for, 1,009,638 shares voting against and 70,583 shares abstaining.

Scott E. Parazynski, M.D.: 37,896,563 shares voting for, 1,009,638 shares voting against and 70,583 shares abstaining.

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. The appointment of Thomas Leger & Co. L.L.P. as the independent auditors for the Company for the fiscal year ending December 31, 2002 was approved by the shareholders, with 38,694,489 shares voting for, 22,000 shares voting against and with 11,733 shares abstaining.

ITEM 5.                OTHER INFORMATION.

  None

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits.

		Exhibit Number	Description
		3.1*	Articles of Incorporation of Cryogenic Solutions, Inc.

		3.2*	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

		3.3*	Bylaws of Cryogenic Solutions, Inc.

		99.1.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Exeuctive Officer

		99.2.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Financial Officer

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

CYTOGENIX, INC.

Date: August 14, 2002	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief Executive Officer