Form 10QSB
period 2002-09-30
CYTOGENIX INC
filed 2002-11-14
CIK 1005302

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002.

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         EXCHANGE ACT
         For the transition period from ___________ to ____________.

         Commission file number: 0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)

                    NEVADA                                 76-0484097
                    ------                                 ----------
       (State or other jurisdiction of                    (IRS Employer
        incorporation or organization)                  Identification No.)

         9881 South Wilcrest, Houston, Texas                  77099
         -----------------------------------                  -----
       (Address of principal executive offices)             (Zip Code)

         Issuer's telephone number, including area code: (281) 988-6118

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of September 30, 2002, 59,948,015 shares of the issuer's common stock was outstanding.

           Transitional Small Business Disclosure Format (check one):
                            Yes     No X
                               ---    ---

                                     PART I
ITEM 1   FINANCIAL STATEMENTS

                                CYTOGENIX, INC .
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2002

                                 ASSETS

CURRENT ASSETS

  Cash                                                            $          --

  Deferred consulting fees                                              364,962

  Prepaid expenses and other current assets                             113,714
                                                                  -------------

Total Current Assets                                                    478,676
                                                                  -------------

PROPERTY AND EQUIPMENT, NET                                             102,959

PATENTS, net of accumulated amortization of $40,440                     329,046
                                                                  -------------

    TOTAL ASSETS                                                  $     910,681
                                                                  =============

                    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Bank Overdraft                                                $      16,307

  Accounts payable and accrued liabilities                              479,038

    Other current liabilities                                            85,926
                                                                  -------------

    TOTAL LIABILITIES                                                   581,271
                                                                  -------------

STOCKHOLDERS' EQUITY

  Capital Stock

  Common stock, $0.001 par value, 150,000,000 shares
    authorized, 59,948,015 shares issued and outstanding                 59,948

  Additional paid-in capital                                         14,512,674

  Treasury stock, 547,250 shares; at cost                              (629,972)

  Accumulated development stage deficit                             (13,613,240)
                                                                  -------------

TOTAL STOCKHOLDER'S EQUITY                                              329,410
                                                                  -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $     910,681
                                                                  =============

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS

                                               FOR THE THREE MONTHS                   FOR THE NINE MONTHS          FROM FEBRUARY 10,
                                                ENDED SEPTEMBER 30,                   ENDED SEPTEMBER 30,           1995 (DATE OF
                                          ------------------------------        ------------------------------      INCEPTION) TO
                                             2002               2001               2002                2001       SEPTEMBER 30, 2002
                                          -----------        -----------        -----------        -----------    ------------------
REVENUES

  Research kit sales                      $        --        $        --        $     1,700        $        --        $      2,575

  Gain on sale of security                         --                 --                 --                 --                 881

  Other                                            --                 --                 --                 --               1,633
                                          -----------        -----------        -----------        -----------        ------------

    TOTAL REVENUES                                 --                 --              1,700                 --               5,089
                                          -----------        -----------        -----------        -----------        ------------

OPERATING EXPENSES

  Research and development                    524,723          1,039,022          1,085,009          1,490,434           4,748,710

  General and administrative                  491,273            432,276          1,383,786          1,184,834           8,703,883

  Depreciation and amortization                 8,095             16,092             28,805             39,702             155,736

  Equity in losses of joint venture                --                 --                 --                 --              10,000
                                          -----------        -----------        -----------        -----------        ------------

    TOTAL EXPENSES                          1,024,091          1,487,390          2,497,600          2,714,970          13,618,329
                                          -----------        -----------        -----------        -----------        ------------

NET LOSS                                  $(1,024,091)       $(1,487,390)       $(2,495,900)       $(2,714,970)       $(13,613,240)
                                          ===========        ===========        ===========        ===========        ============

BASIC AND DILUTED LOSS PER
  COMMON SHARE                            $     (0.02)       $     (0.04)       $     (0.05)       $     (0.08)
                                          ===========        ===========        ===========        ===========

BASIC WEIGHTED AVERAGE SHARES              58,877,768         40,598,713         53,304,298         33,747,042
                                          ===========        ===========        ===========        ===========

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                 FOR THE NINE MONTHS           FROM FEBRUARY 10,
                                                                 ENDED SEPTEMBER 30,             1995 (DATE OF
                                                           --------------------------------      INCEPTION) TO
                                                               2002                 2001       SEPTEMBER 30, 2002
                                                           -----------          -----------    ------------------
CASH FLOWS FROM OPERATIONS

  Net loss                                                 $(2,495,900)         $(2,714,970)      $(13,613,240)

ADJUSTMENTS TO RECONCILE NET (LOSS) TO NET CASH
  USED BY OPERATING ACTIVITIES:

  Depreciation and amortization                                 45,546               39,702            172,477

  Common stock issued for services                             218,276            1,203,859          6,311,328

  Equity in losses of joint venture                                 --                   --             10,000

  Additional penalty in treasury shares                             --                   --            125,765

  Deferred consulting fees                                   1,350,265                   --          1,350,265

CHANGES IN OPERATING ASSETS AND LIABILITIES:

  Prepaid expenses and other assets                           (102,518)              (5,254)          (113,714)

  Notes receivable                                                  --                   --            (25,100)

  Accounts payable and accrued liabilities                    (302,236)             509,663            656,948

  Stockholders' loans                                               --                   --            135,990
                                                           -----------          -----------       ------------

NET CASH USED BY OPERATING ACTIVITIES                       (1,286,567)            (967,000)        (4,989,281)
                                                           -----------          -----------       ------------
CASH FLOWS FROM INVESTING

  Payments for additions to property and equipment              (8,535)                  --           (226,035)

  Investment in joint venture                                       --                   --            (10,000)
                                                           -----------          -----------       ------------

NET CASH USED IN INVESTING ACTIVITIES                           (8,535)                  --           (236,035)
                                                           -----------          -----------       ------------
CASH FLOWS FROM FINANCING

  Proceeds from note payable                                        --              250,000            250,000

  Payment on note payable                                           --             (250,000)          (250,000)

  Treasury shares sold subject to mandatory
    repurchase                                                      --                   --          1,104,803

  Proceeds from issuance of common stock and
     exercise of common stock warrants                       1,295,721            1,038,278          4,111,820

  Proceeds from issuance of common stock warrants                   --                   --             25,000

  Bank overdraft                                               (16,307)             (59,261)           (16,307)
                                                           -----------          -----------       ------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                    1,279,414              979,017          5,225,316
                                                           -----------          -----------       ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               (15,688)              12,017                 --


BALANCE AT BEGINNING OF YEAR                                    15,688                   --                 --
                                                           -----------          -----------       ------------

BALANCE AT END OF YEAR                                     $        --          $    12,017       $         --
                                                           ===========          ===========       ============

                             FOOTNOTES TO FINANCIALS


1.       NATURE OF OPERATIONS AND ORGANIZATION

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



2.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared by Cytogenix, Inc. (the "Company") and include all adjustments that are, in the opinion of management, necessary for a fair presentation of financial results for the nine month period ended September 30, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission. All adjustments and provisions included in these statements are of normal recurring nature.


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

3.       GOING CONCERN

         Since inception, the Company has been considered a development stage company and has not generated any operating revenue. To fund its development stage activities to date, the Company has relied on the sale of its common stock. There is substantial doubt that the Company will generate sufficient revenues during 2002 to meet its operating cash requirements. Accordingly, the Company's ability to continue operations through 2002 depends on its success in obtaining equity or debt financing in an amount sufficient to support its operations. This raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.



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


         For the period ended September 30, 2002, the Company issued 450,000 shares of its common stock in return for services; 362,753 shares were issued to employees of the Company and 87,247 shares were issued for consulting and legal services provided by non-employees. Compensation cost and the aggregate fair value of consulting services for the nine month period ended September 30, 2002 was $89,598 and $59,780 respectively. The aggregate fair value of consulting services includes $364,962 of deferred consulting fees as described in Note 5.



5.       CONSULTING AGREEMENT

         For the nine month period ended September 30, 2002, the Board of Directors approved a consulting agreement with a company ("the Consultant") that commenced March 19, 2002 and continues for a one year period. The services to be rendered include consultations with management of the Company with respect to financial relations, business promotion, business growth and development including merger and acquisitions, and general business consultation.


         The agreement calls for 2,200,000 shares of restricted common stock of the Company to be issued and delivered to an escrow agent and which shall be payable in the following manner: 1,000,000 shares will be due and payable to the Consultant and/or assigns immediately upon signing of the agreement, 200,000 shares will be due and payable to the Consultant and/or assigns on March 31, 2002, and the remaining 1,000,000 shares will be due and payable to the Consultant and/or assigns in equal installments of 100,000 shares beginning on April 30, 2002 and ending on January 31, 2003. In accordance with SFAS 123 and EITF 96-18, the Company has accounted for the consulting agreement based on the fair market value of the Company's stock at the commencement date of the agreement. The Company expensed $472,667 associated with this agreement as of September 30, 2002.



5.       CONSULTING AGREEMENT (CONTINUED)

         As part of the 10KSB filing for the year-ended December 31, 2001, the Company disclosed a consulting agreement with a shareholder that commenced February 15, 2001 and continued until December 31, 2002. Per the terms of the agreement, the shareholder was authorized stock options that vested immediately, and expenses related to these options were measured and recorded over the service period that coincided with the vesting. Additionally, the Company or consultant could terminate the agreement effective immediately upon receipt of written notice. On August 16, 2002 the consultant terminated the agreement and all remaining deferred consulting fees were expensed in accordance with SFAS 123 and EITF 96-18. Expenses related to the termination of the agreement were $236,387 for the period ended September 30, 2002.



6.       PRIVATE PLACEMENTS

         For the three month period ended September 30, 2002, the Company has received total proceeds of $152,550 for 1,695,000 shares related to private placements.



7.       GOVERNMENT GRANT

         The Company was awarded a $100,000 grant for research from the U.S. government. Amounts received are recognized as income in accordance with the purpose of the grant and in the period which the related expense is incurred. Grants received from the government and recognized as a reduction of costs of research and development expenses were $14,074 for the period ended September 30, 2002. Grants receivable of $85,926 are included in other current assets and deferred grant income of $85,926 is included in other current liabilities at September 30, 2002.

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

         The Company has budgeted $3,200,000 for operations in fiscal year 2002, of which $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Yin Chen, Vice President of Research and Development, of CytoGenix has determined the scientific protocols for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and as of September 30, 2002 the Company had $0.00 in cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid pursuant to the terms of the Company's sponsored research agreements with Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

         There are currently over 600 U.S. patents for antisense molecules with therapeutic potential, each of which is a prospective licensee for CytoGenix's technology. The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

         The Company's ability to continue operations through December 31, 2002 and beyond depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2002. Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2002 and 2003.

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

CytoGenix has begun animal testing of its first DNA drug product candidate. The topical cream to be evaluated will have applications against genital herpes (HSV-2) and labial herpes or cold sores (HSV-1). The HSV virus is known to be highly evolved and its genome contains instructions for several phases of viral activity including infection, replication, production, and latency. CytoGenix proprietary gene regulation technology is being applied to inhibit key genes that control one or more of these functions, which are critical for the Herpes virus survival in the body.


CytoGenix is confident about the Company's technology's ability to inhibit these genes. This six to nine month program includes extensive toxicology and efficacy studies in various model animals.

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


                                    PART II

ITEM 1.  LEGAL PROCEEDINGS.

         NONE.

ITEM 2.  CHANGES IN SECURITIES

         On July 2, 2002 the Company issued 138,885 shares of common stock. Of these shares, 72,015 were issued to Mark Wisner for services rendered aggregating $38,888 (or $0.54 per share). The remaining 66,870 shares were issued (Michael Walters-22,220 shares, Charles S. Boyd-10,056 shares, Charles M. Bardwell-10,056 shares, Frank Vazquez-15,231 shares and Scott Edward Parazynski-9,307 shares) for past services rendered aggregating $17,251 (or an average of $0.26 per share).

         Also on July 7, 2002, the Company issued 209,943 shares of Common Stock. Of these shares, 127,726 were issued to executive officers (Malcolm Skolnick-30,786 shares, Dell Gibson-18,472 shares, Yin Chen-18,472 shares and Lawrence Wunderlich-18,472 shares) and employees (Kim Totsky-9,710 shares, Maury
M. Fogle- 17,702 shares, and Harilyn McMicken- 14,112 shares) of the Company for an aggregate price of $33,208 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $127,726, $210 was received from the employees in cash and the remainder represents stock compensation. The remaining 82,217 shares were issued (Malcolm Skolnick-21,429 shares, Dell Gibson-12,857 shares, Yin Chen-8,571 shares and Lawrence Wunderlich-12,857 shares, Kim Totsky-6,146 shares, Maury M. Fogle-11,786 shares, and Harilyn McMicken-8,571 shares) as bonus for compensation for an aggregate price of $28,776 (or an average of $0.35 per share), which shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $28,776, $82 was received from the employee in cash and the remainder represents stock compensation.

         On August 26, 2002, the Company issued 101,171 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-28,509 shares, Yin Chen-17,105 shares and Lawrence Wunderlich-17,105 shares) and employees (Kim Totsky-8,992 shares, Maury M. Fogle- 16,392 shares, and Harilyn McMicken-13,068 shares) of the Company for an aggregate price of $26,618 (or an average of $0.26 per share) (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $26,618, $101 was received from the employees in cash and the remainder represents stock compensation.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE.

ITEM 5.  OTHER INFORMATION.

         As of July 1, 2002, Frank Vazquez has accepted the position of Executive Vice President and Chief Operations Officer. Reporting to Dr. Skolnick, Mr. Vazquez is responsible for the day-to-day operations of the business, with emphasis on the coordination of our scientific and commercial activities. Mr. Vazquez has 38 years of executive, marketing and operations management and entrepreneurial experience in Biotechnology, Pharmaceutical, Computer Software and Telecommunications companies. He was founding President/CEO and Vice Chairman of Lark Technologies, Inc. and founding President/CEO of Medical Metrics, Inc. He is highly experienced in establishing and developing biotechnology and medical products start-up companies. He has held the positions of Vice President Marketing and Sales, Trinity Computing Systems, Inc., Vice President, Operations and Logistics, CooperVision (PR), Inc., Senior Consultant with the firm of Booz Allen and Hamilton, and line management positions with ITT Corporation and IBM Corporation. He holds a B.S. in Economics, from Columbia University and has attended advanced management programs at Stanford University and the University of Chicago. Mr. Vazquez will remain on the Board of Directors until a replacement acceptable to the Board can be identified, invited to join, and accepts.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits.

              Exhibit Number       Description

               3.1*                Articles of Incorporation of Cryogenic
                                   Solutions, Inc.

               3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

               3.3*                Bylaws of Cryogenic Solutions, Inc..

              99.1. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

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

                                      CYTOGENIX, INC.

 Date: November 14, 2002              By: /s/ Malcolm Skolnick
                                         --------------------------------
                                          Malcolm Skolnick
                                          President and Chief
                                          Executive Officer

I, Lawrence Wunderlich, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CytoGenix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002



---------------------------
/s/ Lawrence Wunderlich
Lawrence Wunderlich
Chief Financial Officer

I, Malcolm Skolnick, President and Chief Executive Officer certify that:

1. I have reviewed this quarterly report on Form 10-QSB of CytoGenix, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002


--------------------------
/s/ Malcolm Skolnick
Malcolm Skolnick
President & CEO

                                  EXHIBIT INDEX

     Exhibit Number           Description
     --------------           -----------

          3.1*                Articles of Incorporation of Cryogenic
                              Solutions, Inc.

          3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.


          3.3*                Bylaws of Cryogenic Solutions, Inc..

         99.1. Certification pursuant to 18 U.S.C. Scction 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Exeuctive Officer

         99.2. Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of2002 - Chief Financial Officer