Form 10KSB
period 2002-12-31
CYTOGENIX INC
filed 2003-05-21
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
         For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________to________

         Commission file number: 000-26807

                                 CYTOGENIX, INC.
                 (Name of Small Business Issuer in its charter)

                 NEVADA                                         76-0484097
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                          Identification No.)

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for the fiscal year ended December 31, 2002 were $875.

         As of December 31, 2002 the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $6,064,561 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statement made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person.) As of December 31, 2002 the registrant had 60,645,611 shares of common stock issued and outstanding.

         Transitional small Business Disclosure Format (check one):
           Yes |_| No |X|

         Documents incorporated by reference:
           None.

                                 CYTOGENIX, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I ..................................................................... 3
-------

  ITEM 1. Description of Business........................................... 3
  -------------------------------
  ITEM 2. Description of Property........................................... 10
  -------------------------------
  ITEM 3. Legal Proceedings................................................. 10
  -------------------------
  ITEM 4. Submission of Matters to a Vote of Security Holders............... 11
  -----------------------------------------------------------

PART II..................................................................... 11
------

  ITEM 5. Market For Common Equity and Related Stockholders Matters......... 11
  -----------------------------------------------------------------

  ITEM 6. Management's Discussion and Analysis or Plan of Operation......... 15
  -----------------------------------------------------------------

  ITEM 7. Financial Statements.............................................. 17
  ----------------------------

  ITEM 8. Changes in and Disagreements with Accountants .................... 18
  -----------------------------------------------------

PART III.................................................................... 18

  ITEM 9. Directors, Executive Officers, Promoters and Control
            Persons: Compliance with Section 16(a) of the Exchange Act...... 18
  --------------------------------------------------------------------
  ITEM 10. Executive Compensation........................................... 20
  -------------------------------
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management... 22
  -----------------------------------------------------------------------
  ITEM 12. Certain Relationships and Related Transactions................... 23
  -------------------------------------------------------
  ITEM 13. Controls and Procedures.......................................... 23
  --------------------------------
  ITEM 14. Exhibits and Financial Statement Schedules and
            Reports on File 8K.............................................. 23

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

CytoGenix, Inc. ("CytoGenix" or "the Company") is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technology applicable to implementing the final stage production of therapeutic single stranded DNA (ssDNA) molecules in cells. The company seeks to generate revenues and improve the health and well-being of humans and animals by utilizing intracellular expression of ssDNA for molecular therapies. The Company's technology prevents diseased or mutated cells from manufacturing harmful proteins, thereby preventing disease. The Company seeks to sell and/or license its technology to biotechnology companies seeking determination of specific genes' function and purpose.


The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company's inception.

INTRODUCTION

Widely published scientific studies conducted over the last twenty years by leading universities, including the University of Nebraska, University of Texas and University of Pennsylvania, private research laboratories and the National Institute of Health have established that most diseases are the result of malfunctioning genes in an organism's genome, or the activities of genes from pathogens such as viruses. This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer and certain cardiovascular diseases. To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA (mRNA) is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it assembles the biochemical components to produce proteins.


In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves. Fortunately, this genetic activity can be interrupted and controlled at three levels with the introduction of sequence specific ssDNA into the cells. CYTOGENIX OWNS PATENTED INTRACELLULAR EXPRESSION SYSTEM TECHNOLOGY (CYGXES(TM)) TO PRODUCE ANY DESIRED SEQUENCE-SPECIFIC, SSDNA MOLECULES (ODN) IN INDIVIDUAL CELLS FOR THE PURPOSE OF TRIPLEX, ANTISENSE, CATALYTIC DNA, AND APTAMER APPLICATIONS.

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

         4. Competitive Inhibition: a ssDNA sequence is produced in profusion to compete with an early transcription factor which is part of the protein expression process.

         5. Aptamer: The ssDNA binds to the protein itself in the cell and causes the protein to become inactivated or disfunctional.

The key to success with these genetic interventions is to insure that sufficient quantities of the ssDNA molecules ultimately are produced in targeted cells. CytoGenix has invented what functions as a tiny biological "factory" that, after introduction into the cell, actually produces many copies of specific ssDNA molecules in the cell. The business of CytoGenix is to refine this technology and apply it to the delivery of various patented DNA molecules for the development of effective therapeutic drugs.

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


DEVELOPMENT TO DATE (REASEARCH AND DEVELOPMENT)

The ssDNA expression vector technology was developed as the direct result of an exclusive license and later purchase of the technology from Dr. Charles Conrad and InGene, Inc. Dr. Conrad first invented and obtained a patent on the precursor technology of expressing single strands of sequence specific DNA in bacteria as a research laboratory technique, not contemplating any therapeutic use in living organisms. He developed the first version of the vector as a commercial product, but later abandoned the enterprise to complete his medical training. Dr. Conrad is not associated with the Company in any way other than by membership on the Company's Scientific Advisory Board and through the prior licensing to the Company and purchase of certain rights to technology developed by him.

CytoGenix has extended and expanded upon the original research and negotiated the license to obtain rights to the technology, revived the patent that had been filed by Dr. Conrad and entered into a sponsored research agreement with Dr. Conrad and InGene, Inc., an entity he had formed to develop the technology. These activities enabled the Company's expansion and refinement of the technology for possible use in human and animal therapies and agriculture. The technology was proven by Dr. Conrad and his associates in the laboratories in July 1998 and Dr. Conrad's findings have been confirmed and submitted for publication in the ANTISENSE AND NUCLEIC ACID DRUG DEVELOPMENT JOURNAL on April 4, 2000.

On December 28, 1998 the United States Patent Office (USPTO) notified the Company that it has allowed all the claims contained in the patent application for the Company's single stranded DNA expression vector. On April 25, 2000, Dr. Charles Conrad was issued the patent for its stranded DNA expression vector under United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells", which the Company now owns. There are nine additional pending patent applications describing the Company's technology. Two other patent applications filed through the Patent

Cooperation Treaty (PCT) were published on April 20, 2000. The first patent was No. WO 00/22113 entitled, "Enzymatic Synthesis of ssDNA." The second patent was No. WO 00/22114 and entitled "Production of ssDNA in vivo." These patents are important to the Company because they help form the basis of the technology needed for the production of the Company's expression system and other products.

The Company entered into an agreement with HEMCO Onshore, L.L.C. ("HEMCO") on April 6, 2001 in order to obtain $250,000 of working capital. The note issued in exchange for the $250,000 has been paid in full by the Company. Pursuant to this agreement, the Company assigned to HEMCO an undivided 10% ownership interest in
(i) all of the US and international patents and patent applications owned by the Company and (ii) any US or international patent obtained, or patent application filed, after April 6, 2001 based on the intellectual property described in clause (i) of this sentence. The Company has the right to acquire from HEMCO the foregoing 10% interest for $1,000,000 until April 6, 2003.

The Company is  currently  supporting  four (4)  Sponsored  Research  Agreements
(SRA):

         Dr. Cy Stein's lab at Columbia University is targeting genes that are involved in cell proliferation or apoptosis in prostate and bladder cancer cells. Dr. Stein's group is expressing gene specific ODNs and testing whether down regulation of gene expression leads to chemosensitization.

         Dr. Franco DeMayo's lab at Baylor College of Medicine is currently identifying and evaluating transgenic mice expressing ssDNA that downregulates a targeted hormonal gene. This is preliminary to testing an antisense approach to reduction of solid tumors in mice.

         Dr. Peter Glazer's lab at Yale University is expressing triplex-forming ODNs in cells to induce targeted genome modification. Dr. Glazer and colleagues have recently published an article entitled, "Intracellular generation of single-stranded DNA for chromosomal triplex formation and induced recombination" in Nucleic Acid Research December 15, 2001. This paper details the use of CytoGenix expression systems in triplex formation.

         Dr. Richard Pyle's lab at the University of Texas Medical Branch at Galveston, Texas is conducting animal trials to determine the efficacy of the CytoGenix therapeutic compound against Herpes Simplex I and II.

Several new Sponsored Research Agreements are contemplated.

         Dr. Charles Densmore's lab at Baylor College of Medicine is conducting pilot experiments inducting aerosolized plasmid concentrations into lungs. Dr. Densmore has already reported success in using this method to achieve transfection of plasmids into lung cells. Dr Densmore is conducting a pilot experiment to test down regulation of the chloramphenicol acetyl transferase (CAT) gene. After evaluation of these results, the Company plans to support additional investigations using Dr. Densmore's techniques to down regulate proteins in lung tumor cells inducing cytotoxicity. Dr. Densmore has cooperated with Dr. Yin Chen in formulating a Small Business Innovation Research Grant entitled, "PEI Aerosol Delivery of ssDNA Expression Vector," and submitted to the National Institutes of Health.

         Other research is contemplated to explore various plasmid delivery systems.


Yin Chen, the Company's director of Research and Development, presented the results of using various forms of the CYGX expression system at the 10th International Conference on Gene Therapy in Cancer held from December 13 to 15, 2001 in San Diego, CA. Dr. Chen presented results from Dr. Cy Stein's lab at Columbia University School of Medicine under a sponsored research agreement from CYGX. Dr. Stein's lab achieved a 95% knockout of the PKC-alpha target protein, considered to be essential to the survival and proliferation of prostate and bladder cancer. Dr. Chen compared these results with his own results in using the expression system to achieve suppression of c-raf kinase and with Peter Glazer's laboratory results using the CYGX expression system to generate triplex forming oligonucleotides and induced genomic recombination.

The first phase of a Small Business Technology Transfer Program (STTR) Grant entitled, "ssDNA Expression of Triplex-Forming Oligonucleotides" was approved for funding by the National Institute of Child Health/Human Development (NICHD) of the National Institutes of Health and has been completed.

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

The Company and its cooperating university scientists have published a number of scientific papers and presented at scientific meetings. These publications include:

         CHEN, Y. and McMicken, H., Intracellular production of DNA enzyme by a novel single-stranded DNA expression vector, Gene Therapy (in press), 2003.

         CHEN, Y., Ji, Y.,, and Conrad, C. A novel system for the expression of single-stranded DNA in mammalian cells, Biotechniques, 34:167-171, 2003.

         CHEN,  Y.  A  novel   single-stranded  DNA  (ssDNA)  expression  vector
         (Review), Expert Opinion on Biological Therapy, 2:735-740, 2002.

         CHEN, Y. Meeting highlights, 10th International conference on gene therapy of cancer, Expert Opinion on Biological Therapy, 2:443-445, 2002

The Company has spent approximately $2.4 million during the two years ended December 31, 2002, on its research and development activities.


HSV PRE-CLINICAL STUDIES
During the past months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have contracted a Sponsored Research Agreement with a group of leading herpes and STD investigators at the University of Texas Medical Branch at Galveston a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for December 2003 and subsequent human trials.


TARGET VALIDATION SERVICES
The Genomics field has expanded the number of potential drug targets to several thousand. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. In July 2002, we inaugurated a service geared towards assisting pharmaceutical and biotech companies to improve drug discovery efficiency. In addition to our work on in-house targets, we are conducting a pilot studies for several companies. For a fixed fee, we will knockdown a gene in a cell system. This will confirm the gene's relevance to the disease of interest. Those genes found to be highly disease-related become targets for new drug or molecular therapies.



MANAGEMENT AND EMPLOYEES

The Company has the following 6 full-time employees:

MANAGEMENT

CEO/PRESIDENT - MALCOLM SKOLNICK, PHD, JD
-----------------------------------------
Malcolm Skolnick has served as President, Chief Executive Officer and Director of the Company since September 1999. He received his Ph.D. in Physics from Cornell University and the JD from the University of Houston Law Center. Prior to joining the Company, Dr. Skolnick held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health of the University of Texas Health Science Center at Houston. He has conducted both animal experiments and clinical trials and has presented clinical data to the Food and Drug Administration pursuant to obtaining Pre-Market Approval for medical devices. Dr. Skolnick is currently an Adjunct Professor in the School of Public Health where he formerly served as Professor of Technology and Health Law. Dr. Skolnick is a registered patent attorney and licensed to practice in Texas. Prior to joining the School of Public Health, Dr. Skolnick managed the Health Science Center's Office of Technology Management and oversaw the University's activities in protecting and licensing its technology. Dr. Skolnick has been active in patent prosecution and licensing for selected clients and has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. He also serves on the Board of Directors of several companies and foundations.

VICE PRESIDENT OF RESEARCH AND DEVELOPMENT -- YIN CHEN, PHD
-----------------------------------------------------------
Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company's proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

CHIEF FINANCIAL OFFICER - LAWRENCE WUNDERLICH
---------------------------------------------
Mr. Wunderlich has been Chief Financial Officer of the Company since August 17, 1998. Previously he worked as a financial consultant at the investment-banking firm of Josephthal and Company. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop a translation and interpreting service provider to international companies. Mr. Wunderlich is fluent in German and Russian. Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

CHIEF OPERATING OFFICER - FRANK VAZQUEZ
---------------------------------------
As of July 1, 2002, Frank Vazquez has accepted the position of Executive Vice President and Chief Operations Officer. Reporting to Dr. Skolnick, Mr. Vazquez is responsible for the day-to-day operations of the business, with emphasis on the coordination of our scientific and commercial activities. Mr. Vazquez has 38 years of executive, marketing and operations management and entrepreneurial experience in Biotechnology, Pharmaceutical, Computer Software and Telecommunications companies. He was founding President/CEO and Vice Chairman of Lark Technologies, Inc. and founding President/CEO of Medical Metrics, Inc. He is highly experienced in establishing and developing biotechnology and medical products start-up companies. He has held the positions of Vice President

Marketing and Sales, Trinity Computing Systems, Inc., Vice President, Operations and Logistics, CooperVision (PR), Inc., Senior Consultant with the firm of Booz Allen and Hamilton, and line management positions with ITT Corporation and IBM Corporation. He holds a B.S. in Economics, from Columbia University and has attended advanced management programs at Stanford University and the University of Chicago. Mr. Vazquez will remain on the Board of Directors until a replacement acceptable to the Board can be identified, invited to join, and accepts.


KEY EMPLOYEES

SENIOR LABORATORY DIRECTOR-HARILYN MCMICKEN, BS, MT(ASCP)
---------------------------------------------------------
Harilyn W. McMicken graduated from Abilene Christian University and University of Texas at Galveston. She has done post graduate work at the University of Texas School for Biomedical Sciences in Houston, Texas. CytoGenix, Inc. hired Ms. McMicken as its Senior Laboratory Director on May 1, 2000. Prior to her employment by the Company, Ms McMicken was Senior Research Assistant for 23 years in the Department of Pediatrics at Baylor College of Medicine. Her responsibilities and expertise lie in the areas of molecular biology and general laboratory and personnel management.

RESEARCH SCIENTIST- XIN-XING TAN, PH.D.
---------------------------------------
Dr. Tan joined the Company on October 1, 2002 as a Research Scientist. His responsibilities and expertise lie in the areas of DNA/RNA manipulation, cDNA library screening, gene expression regulation and Photosystem II protein complexes. Dr Tan graduated from Wuhan University in Wuhan, P.R. China. He attained his doctorate in biochemistry at the Chinese Academy of Sciences. Following graduation he maintained a position of NIH Postdoctoral Fellow at Rice University before joining CytoGenix, Inc.


All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address. The Company's primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts. Live animal studies are being conducted pursuant to the two sponsored research agreements by Dr. DeMayo, Dr. Richard Pyle, Dr. Cy Stein and Dr. Glazer described above in the "Developments to Date" section.

The Company is relying on Dr. Chen to develop products that the Company will ultimately be able to market in the United States as well as abroad.

The executive officers of the Company are described further in Item 9, "Directors and Executive Officers."

SCIENTIFIC ADVISORY BOARD

The Scientific Advisory Board (SAB) for CytoGenix is administered by SAB Executive Secretary, Yin Chen, the Vice President of Research and Development for the Company. The SAB was formed on August 20, 1998, by the Board of Directors, to advise the Company on scientific protocol and future experimental and research endeavors. Members of the SAB who are not employees of the Company are paid $200.00 per hour for their services. There are no existing contractual relationships between the Company and any non-employee member of the SAB other than the license granted by Dr. Conrad to the Company described under the caption "Development to Date" above. The Scientific Advisory Board's responsibilities are to scrutinize and verify (1) protocols of sponsored research agreements to which the Company became a party, (2) papers submitted by the Company for publication describing achieved research results, (3) abstracts of presentations to be made by the Company at scientific and technical meetings, and (4) specifications and claims of patent applications proposed by the Company.

Dr. Yin Chen also chairs the Scientific Advisory Board for CytoGenix, Inc. The members include:

CHARLES A.  CONRAD,  MD is Board  Certified  in  Psychiatry  & Neurology  and is
currently Director of the Neuro Center at M.D. Anderson Hospital and Tumor Institute in Houston, Texas. He is also an Associate Professor in the Department of Neuro-Oncology. In addition to his clinical practice in neuro-oncology, he conducts research in molecular biology related to genetic factors in tumorogenesis and in anti-sense technology.

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



ALAN GEWIRTZ, PH.D., M.D.
-------------------------
Dr. Gewirtz is currently a Member-Institute for Human Gene Therapy, a Professor of Internal Medicine, and a Professor of Pathology and Laboratory Medicine at the University of Pennsylvania School of Medicine. He is also a Member of the Graduate Group in Cell and Molecular Biology and the Leader of the Stem Cell Biology and Therapeutics Program at the University of Pennsylvania Cancer Center.
A respected leader in antisense research, Dr. Gewirtz earned a BA at Colgate University in Marine Biology, received his MA from the State University of New York at Buffalo and an MD from the University at Buffalo, School of Medicine and Biomedical Sciences. He was a Resident in Medicine at Mt. Sinai Hospital, N.Y., a Fellow in Hematology/Oncology at Yale University and a Research Associate in Medicine at Yale University School of Medicine.

YIN CHEN, PH.D.: See the description above under the caption "Management"
-----------------


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

ITEM 2: DESCRIPTION OF PROPERTY

The Company's corporate executive offices are located at 9881 S. Wilcrest, Houston, TX 77099. The Company has occupied approximately 4200 square feet of executive office and laboratory space since December 1999. The facility is in good condition and is adequate for the Company's current operations. Rent on the facility is $2880.00 per month. As of the issuance of this report, the Company is eight months in arrears on its rent.

ITEM 3: LEGAL PROCEEDINGS

BOYD/BARDWELL LAWSUIT

Charles S. Boyd and Charles M. Bardwell, each of whom is a current director of the Company (the "Plaintiffs"), filed a petition on March 19, 2002 in the 61st Judicial District Court of Harris County, Texas, which names the Company and the three other board members as defendants (collectively, the "Defendants"). The petition seeks, among other things, an ex-parte temporary restraining order based upon Plaintiff's allegations, temporarily enjoining and restraining the Defendants from committing the Company to any future obligations or the negotiation of any agreements until the holding of a shareholders' meeting for the purpose of the election of directors, from hindering the Plaintiffs in the performance of their duties as directors, from attempting to remove the Plaintiffs as directors, and from issuing any of the Company's stock to employees who are both officers and directors. The petition also seeks acknowledgement of certain resolutions purportedly approved at a board meeting held on January 17, 2002.

A Temporary Restraining Order was issued by the court ex-parte, without notice to Defendants and without any opportunity to appear, respond and deny the allegations of Plaintiffs upon which the order was issued. The Company vigorously denies the allegations of Plaintiffs' petition. On March 27, 2002, a hearing was held before the presiding judge of the 61st Judicial District Court to consider the application of the Plaintiffs for issuance of a temporary injunction. The presiding judge, after hearing the arguments of counsel for both parties, announced in open court, prior to the introduction of any evidence, that Plaintiffs' request for relief was, in his opinion, "moot". Thereafter, the parties agreed to stipulations concerning, among other things, the holding of a shareholder's meeting to elect directors, the acknowledgement of the directors to be bound by the January 17, 2002 board resolutions governing conduct of the board and management until the next election by the shareholders of directors, and not to remove Plaintiffs as directors pending that election. The stipulations further provided that the Plaintiffs' petition would be dismissed following the 2002 annual meeting of shareholders. By stipulation, no injunctive relief was granted by the Court and the ex-parte temporary restraining orders were dissolved."

ELLISTON LAWSUIT

The suit styled Elliston v. CytoGenix, Inc et al., Cause no. 2001-4884 in the 269th District Court of Harris County, Texas was settled out of court as of March 10, 2003 with mutual releases by the parties of any and all claims. The terms of the settlement are confidential.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


PRINCIPAL MARKET

The Company's securities were quoted on the NASD electronic bulletin board, from February 5, 1996 to February 27, 2000. The Company was delisted from the NASD electronic bulletin board on February 27, 2000 due to the Company having not achieved compliance with NASD marketplace rule 6530. On August 24, 2001 the Company was relisted on the Over The Counter Bulletin Board. The Company's ticker symbol is "CYGX". The market makers in 2002 for the Company's common stock were:

ACAP FINANCIAL, INC.
BAIRD, PATRICK & CO., INC
BROKERAGEAMERICA, INC
BISHOP, ROSEN & CO., INC.
CROWN FINANCIAL GROUP, INC.
FLEET TRADING/A DIVISION OF FLEET SECURITIES
WM. V. FRANKEL & CO., INCORPORATED
GVR COMPANY LLC
HILL THOMPSON MAGID, L.P.
HERZOG, HEINE, GEDULD, LLC
LADENBURG, THALMANN & CO., INC.
MAY FINANCIAL CORPORATION/SPECIAL ACCOUNT
M G SECURITIES GROUP, INC.
KNIGHT SECURITIES, L.P.
PARAGON CAPITAL MARKETS, INC.
SCHWAB CAPITAL MARKETS, L.P.
WIEN SECURITIES CORP.


BID INFORMATION

The high and low bid prices for the Company's common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.




                                                              HIGH        LOW
Fiscal Year Ending December 31, 2002
        Fourth Quarter Ended 12/31/02...............         .19          .09
        Third Quarter Ended 9/30/02.................         .25          .11

        Second Quarter Ended 06/30/02...............         .46          .19
        First Quarter Ended 3/31/02.................         .48          .16
Fiscal Year Ending December 31, 2001
        Fourth Quarter Ended 12/31/01...............         .28          .145
        Third Quarter Ended 9/30/01.................         .51          .10
        Second Quarter Ended 9/30/01................         .44          .08
        First Quarter Ended 3/31/01.................         .63          .06

STOCKHOLDERS

As of December 31, 2002 there were approximately 623 shareholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

On February 15, 2001, the Company entered into a consulting agreement with Michael D. Skillern, a former officer and director of the Company. Pursuant to this consulting agreement, Mr. Skillern has acquired 3,700,000 shares of Common Stock (with an aggregate value of $1,772,300) in exchange for scientific consulting services and $3,700. In addition the agreement calls for compensation of $4,000 per month per term of the agreement. The term of this consulting agreement expired on December 31, 2002. The consulting agreement also provides that if (i) Malcolm Skolnick, chief executive officer of the Company, is removed from office without his consent and agreement or (ii) the Company defaults on an agreement, the performance of which is secured by the assets of the Company, then Mr. Skillern would be granted in perpetuity a worldwide, non-exclusive, royalty-free license to use any technology owned by, or assigned or licensed to, the Company. This provision may have the effect of delaying, discouraging, inhibiting, preventing or rendering more difficult an attempt to obtain control of the Company by means of a tender offer, business combination, proxy contest or otherwise.

CHANGES IN SECURITIES

         On January 7, 2002, the Company issued 155,090 shares of Common Stock. These shares were issued to executive officers (Malcolm Skolnick-38,202 shares, Dell Gibson-22,921 shares, Yin Chen- 20,949 shares and Lawrence Wunderlich-22,921 shares) and employees (Kim Totsky-11,892 shares, Maury Fogle-21,011 shares, and Harilyn McMicken- 17,194 shares) of the Company for an aggregate price of $29,685 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $29,685, $155 was received from the employees in cash and the remainder represents stock compensation.


         On January 24, 2002, the Company issued 5,378 shares of Common Stock. These shares were issued to an executive officer (Yin Chen- 2,689 shares) and an employee (Harilyn McMicken- 2,689 shares) of the Company for an aggregate price of $1,882 (based on gross salary for each accrued pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $1,882, $5 was received from the employees in cash and the remainder represents stock compensation. The Company also issued 30,811 shares to Maury Fogle as a bonus for compensation for an aggregate price of $6,470 (or an average of $0.21 per share), which shares were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $6,470, $31 was received from the employee in cash and the remainder represents stock compensation.

         Additionally on January 24, 2002, the Company issued 596,316 shares of common stock. These shares were sold for an aggregate cash price of $71,558 (or $0.12 per share) in a private placement to accredited investors (Allan Leigh Jones-30,000 shares, Don Dow-50,000 shares, John P. Skubinski-40,000 shares, Marc S. Nelkin-41,667 shares, Richard A. Cecil-200,000 shares , William E. Cecil-25,000 shares, Patricia Henry-25,000 shares , Terry L. Cecil-20,000 shares, Kelly J. Sutton-20,000 , shares Dixie Thomas-20,000 , shares Frederick Decker-41,667 shares, G. M. S. Sichel-9,315 shares, David Nicolau-41,667 shares, Robert Maddox-12,000 shares and Kip A. W. Cecil-20,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On March 4, 2002, the Company issued 722,251 shares of common stock. Of these shares 682,440 shares were sold for an aggregate cash price of $81,893 (or $0.12 per share) in a private placement to accredited investors (John P. Skubinski-40,000 , shares Sandra Kedziniak-41,667 shares, Walter L. Baker-166,667 shares, Brad A. Houston-50,000 shares, Robert Q. Houston-100,000 shares, Berlinde Rand-20,704 shares, Hydeman Family Partners-27,200 shares, Douglas C. Nelkin-94,202 shares, Scott MacDonald-42,000 shares and Wisteria Trading Co. LTD-100,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining 39,811 shares were issued (John Black -500 shares , Peter Glazer-3,750 shares , Charles M. Bardwell-5,882 shares, Charles S. Boyd-5,882 shares, Michael Walters-5,882 shares and Nhan N. T. Nguyen-17,915 shares) for services rendered aggregating $8,758 (or $0.22 per share).


         On March 26, 2002 the Company issued 2,200,000 shares of common stock (Chasseur Corp-200,000 shares, Camelot Lakes LTD-200,000 shares, Hountoon
LTD-460,000 shares, WLT Reification Trust-550,000 shares, Fulton Holdings-550,000 shares and Chasseur Trust-240,000 shares) for services rendered and for future services aggregating $770,000 (or $0.35 per share).

         On April 26, 2002, the Company issued 7,724,719 shares of common stock. These shares were sold for an aggregate cash price of $926,966 (or $0.12 per share) in a private placement to accredited investors (Carol Watral-41,667 shares, Brian Baker-62,500 shares, Paul Nelkin-62,500 shares, John Gattineri-42,000 shares, Gary Templeton-10,000 shares, Kelly McCullough-10,000 shares, Warren Hammer-20,000 shares , Mark MacKain-416,667 shares, Series Unltd., Inc.-138,000 shares, Alan Baisch-50,000 shares, Loretta De Domenico-60,000 shares, Irene Guarino-60,000 shares, Gary McGuire-30,000 shares, Peter Imbert-100,000 shares, Marc White-200,000 shares, Don Dow-50,000 shares, Robert Petraglia-42,000 shares, Paul Goldman-100,000 shares, Robert Helfman-4,050 shares, Inez Spain-16,667 shares, Harold Farrison-83,333 shares, Joanne Masso-10,000 shares , Peter Corbett-20,833 shares, Maria Haslam-10,000 shares, Laurence Ancker-20,000 shares, Linda Lawlor-20,000 shares, John Sullivan-200,000 shares , R. Dino Landino-12,500 shares, Robert Pietrantonio-100,000 shares, Richard Cecil-300,000 shares, Stephen Howard-41,667 shares, Brian Sullivan-20,000 shares, Vincent Farricielli-5,000 shares, Charles Farricielli-5,000 shares, Kirk Huntsman-100,000 shares, Barney Jeffcoats-200,000 shares, Andrew Yasinoff-41,167 shares, John Ehlert-62,500 shares, Brad Houston-50,000 shares, Robert Houston-150,000 shares, Kent LaGasse-41,667 shares, Hydeman Family Partners-258,333 shares, Robert B. Hydeman Jr.-100,000 shares, Alicia D Hydeman-50,000 shares, Blake B. Hydeman-50,000 shares, Wendy Blessing-100,000 shares, Benjamin Blessing-50,000 shares, Nicholas Blessing-50,000 shares, Jennifer Blessing-50,000 shares, Doug Nelkin-16,667 shares, Joel Ray-100,000 shares, R & D Kozak-20,000 shares, Mathew Calavan-50,000 shares, Jett-1,700,000 shares, Donald Lawlor-41,667 shares, William Merlo-100,000 shares, Lawrence Cohen-50,000 shares, Robert Patrella-16,667 shares, Roland Violette-1,200,000 shares, John Skubinski-70,000 shares, Frederick-Decker-41,667 shares, Chou Ming Tu-200,000 shares, Ruan Mei
Lan-300,000 shares and Wisteria Trading Co.-100,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the first quarter, but certificates were not issued until April 26, 2002, and will be applied to first quarter financials.



On May 14, 2002, the Company issued 837,069 shares of common stock as commission for services rendered in connection to the private placement. These shares were issued (Hydeman Family Partners LTD -420,162 shares, Rick Barry-58,917 shares,

Doug C. Nelkin-201,834 shares, Marc S. Nelkin-20,334 shares, Brad Houston-48,250, Elizabeth McGiboney- 10,000 shares, Peter T. Imbert- 54,200 shares, Donald J. Lawlor- 12,872 shares, John Gattineri- 10,000 and Andrew Yosinoff-500 shares) aggregating $217,638 (or $0.26 per share).

        On May 20, 2002 the Company issued 76,300 shares of common stock. Of these shares, 25,834 were issued to Richard A. Cecil for services rendered in connection to the private placement aggregating $6,719 (or $0.26 per share). The remaining 50,466 shares were issued to Mark R Wisner for past services rendered aggregating $3,875 (or an average of $0.08 per share).

         On June 11, 2002 the Company issued 56,084 shares of common stock for services rendered. Of these shares, 22,200 were issued (Marc S. Nelkin- 12,200 shares and Doug C. Nelkin- 10,000 shares) for services rendered in connection to the private placement aggregating $4,662 (or $0.21 per share). The remaining 33,884 shares were issued to Frank Vazquez for past services rendered aggregating $3,769 (or $0.11 per share). Also, the Company sold 100,000 shares of common stock for an aggregate cash price of $12,000 (or $0.12 per share) in a private placement to accredited investor Roland L. Violette pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

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


         On October 28, 2002, the Company issued 2,392,596 shares of Common Stock. 197,596 shares were issued to executive officers (Malcolm Skolnick-45,965 shares, Frank Vazquez-34,474 shares, Yin Chen- 27,579 shares and Lawrence Wunderlich-27,579 shares) and employees (Kim Totsky-14,498 shares, Maury Fogle-26,430 shares, and Harilyn McMicken- 21,071 shares) of the Company for an aggregate price of $32,246 (based on gross salary for each pay period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $32,246, $198 was received from the employees in cash and the remainder represents stock compensation. The remaining 2,195,000 shares were sold for an aggregate cash price of $197,550 (or $0.09 per share) in a private placement to accredited investors (Andrew Yasinoff- 66,667 shares, Paul J. Goldman- 80,000 shares, Richard A. Cecil- 133,333 shares, Gary L. Sanford- 133,333 shares,

Karlynn Morgan- 266,667 shares, Robert A. Strom- 113,333 shares, Jerome Butler-66,667, Lyn S. Martin- 133,333 shares, Kenneth R. Howard- 35,000, John P. Kelly Jr.- 166,667 shares and Roland L Violette- 1,000,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.


ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Plan of Operation contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

The Company has budgeted approximately $3,200,000 for operations in fiscal year 2003, of which approximately $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including three live animal studies that are estimated to cost $50,000 per study based on current estimates. The scientific protocols have been determined by Dr. Yin Chen of CytoGenix for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and has as of December 31, 2002 $553 of cash on hand for fiscal year 2003. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $500,000 will be paid pursuant to the terms of the Company's sponsored research agreements with the Columbia University, Yale University, and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $100,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $558,000 will be used to expand the company's research and development activities as it sees fit. Of the $500,000 for sponsored research, $203,000 will be used to initiate studies and sign on new researchers. The remaining $297,000 is being used to continue existing sponsored research to expand upon those studies and experiments.

There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company. The Company anticipates entering into licenses for a $100,000 initiation fee, and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

The Company's ability to continue operations through December 31, 2003 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2003. Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2003 and 2004.

The Company entered into a Consulting Agreement dated as of October 27, 2001 with Origenesis, LLC and Farm Team Mentors, LLC. Pursuant to this agreement, the consultants are advising the Company as to, among other things, corporate finance matters, including the raising of up to $3,000,000 of working capital through the issuance of equity securities. The initial term of this consulting agreement is six months, with automatic six-month renewal periods unless any party provides written notice of termination at least five business days prior to the commencement of a new six-month term. The Company is obligated to pay the consultants a finders' fee in an amount equal to (i) 10% of any amount of working capital raised less than $1,000,000, plus (ii) 7.5% of any amount of working capital raised in excess of $999,999 and less than $2,000,000, plus
(iii) 5% of any amount of working capital raised in excess of $1,999,999. In addition, the Company is obligated to pay a monthly fee of $6,000 to the consultants, payable one-half in cash and the other half in shares of Common Stock with a value equal to 75% of the average closing price in the month prior to payment. Both the finders' fee and the monthly fee do not become payable until $150,000 of working capital has been raised as a result of the consultants' efforts. The Company raised no working capital as a result of this consulting agreement which was cancelled on February 12, 2002.

         The Company has also entered into a Consulting Agreement with Eurotrade Financial, Inc. dated March 19, 2002. Pursuant to this agreement, the consultants are advising the Company as to, among other things, financial public relations and corporate finance matters, including the raising of up to $5,000,000 of working capital through the issuance of equity securities. The term of this consulting agreement expires on March 19, 2003. In consideration for the financial public relations consulting, the Company has issued 2,200,000 shares of its Common Stock to six entities selected by the consultant. Of those shares, 1,200,000 have been released from escrow to those six entities and the remaining 1,000,000 shares are to be released at the rate of 100,000 per month on the last day of each remaining month in 2002. In the event the Company raises working capital pursuant to this consulting agreement, the Company is obligated to pay the consultant a finder's fee equal to 2% of the gross proceeds. In addition, if the Company obtains working capital as a result of any licensing, joint venture or other mutual exploitation of any asset of the Company due to the advice received from the consultant, the Company would be obligated to pay the consultant; (i) 5% of the first $1,000,000 of proceeds, plus (ii) 4% of the portion of proceeds in excess of $1,000,000 but less than $1,999,999, plus (iii) 3% of the portion of proceeds in excess of $2,000,000 but less than $2,999,999, plus (iv) 2% of the portion of proceeds in excess of $3,000,000 but less than $3,999,999, plus (v) 1% of the portion of proceeds in excess of $4,000,000. As of March 19, 2003, the Company has raised no working capital as a result of this consulting agreement and the agreement on this dated has expired.

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

The Company is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty in obtaining required regulatory approval. In order for a product to be commercialized, it will be necessary for the Company and its collaborators to conduct pre-clinical tests and clinical trials demonstrate efficacy and safety of the Company's product candidates obtain regulatory clearances and enter into distribution and marketing arrangements either directly or through sublicenses. From the Company's inception through the date of this document, the major role of management has been to obtain sufficient funding for required research, monitoring research progress and developing and licensing intellectual property.

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Independent Auditor's Report .............................................   F-1

Balance Sheet ............................................................   F-2

Statement of Operations ..................................................   F-3

Statement of Changes in Stockholders' Deficit ............................   F-4

Statement of Cash Flows ..................................................   F-5

Notes To The Financial Statements ........................................   F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CytoGenix, Inc.
A Development Stage Company
Houston, Texas

We have audited the accompanying balance sheet of CytoGenix, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and the period from February 10, 1995 (Inception) through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period February 10, 1995 (inception) through December 31, 2000, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period February 10, 1995 (inception) through December 31, 2000, include total revenues and net loss of $0 and $8,248,701, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period February 10, 1995 (inception) through December 31, 2002, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2002, and the results of its operations and its cash flows for each of the two years then ended and the period from February 10, 1995 (Inception) through December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. (Management's plans as to these matters are also described in Note 3.) The 2002 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

During 2003, management changed its estimate for deferred consulting fees and the carrying value of CytoGenix's patent as of December 31, 2001. The balance sheet and statement of operations has been restated as of December 31, 2001. See note 2 to the financial statements.

Malone & Bailey, PLLC
---------------------
www.malone-bailey.com
Houston, Texas
May 8, 2003



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                DECEMBER 31, 2002


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Prepaid expenses                                                             $         8,214
                                                                                 ---------------
           Total current assets                                                            8,214

Property and equipment, net of $134,841 accumulated depreciation                          93,115
                                                                                 ---------------
           Total assets                                                          $       101,329
                                                                                 ===============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                             $       340,639
     Accrued expenses                                                                    321,116
     Loan payable to related party                                                         5,000
                                                                                 ---------------
           Total current liabilities                                                     666,755
                                                                                 ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 150,000,000 shares authorized,
       61,045,611 shares issued and outstanding                                           61,046
    Additional paid-in capital                                                        14,845,828
    Treasury stock                                                                   (   629,972)
    Deficit accumulated during the development stage                                 (14,842,328)
                                                                                 ---------------
           Total stockholders' deficit                                               (   565,426)
                                                                                 ---------------

           Total liabilities and stockholders' deficit                           $       101,329
                                                                                 ===============



SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2002




                                                                                                    Inception
                                                                               Restated              Through
                                                                2002             2001                 2002
                                                         ---------------      ---------------     ---------------

 REVENUES                                                $         1,700      $           875     $         2,575

 COSTS AND EXPENSES:
     Research and development                                    187,040            2,207,736           4,795,968
     General and administrative                                2,203,165            1,548,509           9,528,231
     Depreciation and amortization                                40,699               63,465             167,630
     Impairment expense                                                               345,588             345,588
     Equity in losses of joint venture                                                                     10,000
                                                         ---------------      ---------------     ---------------
 LOSS FROM OPERATIONS                                         (2,429,204)          (4,164,423)        (14,844,842)

 OTHER INCOME:
     Gain on sale of security                                                                                 881
     Dividend income                                                                                        1,633
                                                         ---------------      ---------------     ---------------
 NET LOSS                                                $    (2,429,204)     $    (4,164,423)    $   (14,842,328)
                                                         ===============      ===============     ===============

 Net loss per share:
     Basic and diluted net loss per share                $          (.04)     $            (.11)
                                                         ===============      =================

 Weighed average shares outstanding:
     Basic and diluted                                        55,765,944           38,725,175
                                                         ===============      ===============





SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                       STATEMENT OF STOCKHOLDERS' DEFICIT
       PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                       Additional                                         Total
                                                                        Paid -in        Treasury         Retained     Stockholders'
                                              COMMON STOCK              CAPITAL           Stock          Deficit         Deficit
                                         Shares         Amounts

Shares issued for cash - Note 7           5,486,183    $      5,486    $  1,479,272                                    $  1,484,758

Shares issued for services - Note 7      13,463,465          13,463       4,880,933                                       4,894,396

Stock option expense                                                         25,000                                          25,000

Contributions to capital                                                    152,500                                         152,500

Purchase of treasury stock                                                           $(       60,000)                   (    60,000)

Sales of treasury stock                                                 ( 1,639,938)       2,180,506                        540,568

Shares issued for debt                      212,780             213         135,777                                         135,990

Issuance of stock into treasury          20,000,000          20,000      10,455,016   (   10,475,016)                             -

Retirement of treasury stock             (8,229,288)         (8,229)    ( 3,482,440)       3,490,669                              -

Penalty on sale of treasury stock                                       (   125,765)         125,765                              -

Shares issued for patent                    500,000             500         374,500                                         375,000

Shares received for note receivable                                                   (       25,100)                   (    25,100)

Deficit accumulated in development
stage
                                                                                                      $ (  8,248,701    ( 8,248,701)
                                      -------------  --------------  --------------  ---------------  --------------- --------------

BALANCE, December 31, 2000               31,433,140          31,433      12,254,855   (    4,763,176)   (  8,248,701)   (   725,589)

Shares issued for cash                   14,496,853          14,497       1,269,461                                       1,283,958
Shares issued for services                1,780,009           1,780         332,962                                         334,742
Stock option expense                                                      1,772,300                                       1,772,300
Retirement of treasury shares            (2,819,337)         (2,819)    ( 3,380,385)       3,383,204                              -


Reclassify prior year treasury sales
  to additional paid in capital                                                              750,000                        750,000
Net loss                                                                                                (  4,164,423)   ( 4,164,423)
                                      -------------  --------------  --------------  ---------------  --------------- --------------
BALANCE, December 31, 2001
   (Restated)                            44,890,665          44,891      12,249,193   (      629,972)   ( 12,413,124)   (   749,012)

Shares issued for cash                   12,992,411          12,992       1,583,051                                       1,596,043
Shares issued for services                3,162,535           3,163       1,013,584                                       1,016,747
Net loss                                                                                                (  2,429,204)   ( 2,429,204)
                                      -------------  --------------  --------------  ---------------  ---------------  -------------
BALANCE, December 31, 2002               61,045,611  $       61,046  $   14,845,828  $(      629,972) $ ( 14,842,328)  $(   565,426)
                                      =============  ==============  ==============  ===============  ==============   =============





SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                      Consolidated Statement of Cash Flows
                YEARS ENDED DECEMBER 31, 2002 AND 2001 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2002

                                                                                                   Inception
                                                                                  Restated          Through
                                                                2002                2001              2002
                                                         --------------      ---------------      -----------

OPERATING ACTIVITIES:
   Net loss                                              $    (2,429,204)    $    (4,164,423)     $(14,842,328)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               40,699              63,465              164,253
      Impairment expense                                                             345,588              345,588
      Stock issued for services                                1,016,747             334,742            6,245,885
      Stock option expense                                                         1,772,300            1,797,300
      Equity in losses of joint venture                                                                    10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                          2,982          (   10,008)      (        8,214)
         Accounts payable & accrued expenses                  (  237,568)            390,066              797,746
                                                         ---------------     ---------------      ---------------
Net cash used in operating activities                         (1,606,344)         (1,268,270)      (    5,489,770)
                                                         ---------------     ---------------      ---------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                         (   10,387)                          (      227,957)
   Issue note receivable                                                                           (       25,100)
   Investment in joint venture                                                                     (       10,000)
                                                         ---------------                          ----------------
Net cash provided by used in investing activities             (   10,387)                          (      263,057)
                                                         ---------------                          ----------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                                       250,000              250,000
   Payments on notes payable                                                      (  250,000)      (      250,000)
   Treasury shares sold                                                                                 1,290,568
   Purchase of treasury shares                                                                     (       60,000)
   Sale of common stock                                        1,596,043           1,283,958            4,364,759
   Loans from related parties                                      5,000                                    5,000
   Contributions to capital                                                                               152,500
                                                         ---------------     ---------------      ---------------
Net cash provided by financing activities                      1,601,043           1,283,958            5,752,827
                                                         ---------------     ---------------      ---------------
NET CHANGE IN CASH                                            (   15,688)             15,688                    -
CASH, beginning of period                                         15,688                   -                    -
                                                         ---------------     ---------------      ---------------
CASH, end of period                                      $             -     $        15,688      $             -
                                                         ===============     ===============      ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                         $            -      $             -      $             -
                                                         ==============      ===============      ===============
   Income taxes paid                                     $            -      $             -      $             -
                                                         ==============      ===============      ===============
NONCASH TRANSACTIONS:
   Common stock issued for debt                          $            -      $             -      $       135,990
   Received treasury stock for note receivable                                                             25,100
   Common stock issued for patent                                                                         375,000









SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS.

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


         NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

         Nature of business

         CytoGenix, Inc. ("CytoGenix") was incorporated on February 10, 1995 in Nevada. CytoGenix is a biotechnology company focusing on controlled cellular dedifferentiation and transdifferentiation processes. CytoGenix has acquired the rights for applications to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

         Cash Equivalents

         Cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

         Revenue Recognition

         CytoGenix's revenues are derived from selling research kits. CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

         CytoGenix maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of CytoGenix's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. CytoGenix does not require collateral.

         Long-lived Assets

         Property and equipment are stated at cost less accumulated depreciation. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. Depreciation is computed by applying the straight-line method over the estimated useful lives of each asset. CytoGenix performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

         Statement of Financial Accounting Standards ("SFAS") No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable. CytoGenix's patent was determined by management to be fully impaired as of December 31, 2001. See note 2 for details.

         Income Taxes

         The asset and liability approach is used to account for income taxes by recognizing deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. CytoGenix records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be realized.

         Earnings Per Common Share

         Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented

         Stock-Based Compensation

         CytoGenix accounts for stock-based compensation issued to employees under the intrinsic value method. Under this method, the Company recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. No options have been granted.

         CytoGenix accounts for non-cash stock-based compensation issued to non-employees in accordance with the provisions of SFAS No. 123. Common stock issued to non-employees and consultants is based upon the value of the services received or the quoted market price, whichever value is more readily determinable.

         Recent Accounting Pronouncements

         CytoGenix does not expect the adoption of recently issued accounting pronouncements to have a significant impact on CytoGenix's results of operations, financial position or cash flows.


         NOTE 2 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

         In 2003, management determined it had erroneously capitalized deferred consulting expense of $945,227. The consulting expense was recorded for options issued to a consultant. The options vested immediately, were exercised in 2001 and the contract was silent on specific performance. The entire $945,227 has been expensed in the year ended December 31, 2001. CytoGenix carried a patent with a net book value of $345,588 as of December 31, 2001. Management determined in 2003, that the patent was fully impaired as of December 31, 2001. The following restates the balance sheet and statement of operations as of and for the year ended
         December 31, 2001.

         A summary of the restatements are as follows:

                                                         Previously         Increase
         As of December 31, 2001:                          Stated          (Decrease)        Restated
                                                        --------------    ------------      ------------

         Balance Sheet:
         Cash                                           $     15,688                        $     15,688
         Deferred consulting expense                         945,227      $ (  945,227)                -
         Prepaid expenses                                     11,196                              11,196
         Property & equipment, net                           123,428                             123,428
         Patent, net                                         345,588        (  345,588)                -

                                                        ------------      ------------      ------------
         Total assets                                   $  1,441,127      $ (1,290,815)     $    150,312
                                                        ============       ===========      ============


         Accounts payable                               $    286,434      $ (      490)     $    285,944
         Accrued payroll and payroll taxes                   316,577                             316,577
         Other accrued liabilities                           296,803                             296,803
         Common stock                                         44,891                              44,891
         Additional paid in capital                       12,249,193                          12,249,193
         Treasury stock                                  (   629,972)                        (   629,972)
         Deficit accumulated during the
              development stage                          (11,122,799)       (1,290,325)      (12,413,124)
                                                        ------------      ------------      ------------

         Total liabilities and equity                   $  1,441,127      $ (1,290,815)     $    150,312
                                                        ============      ============      ============

         For the year ended December 31, 2001:
         Statement of Operations:
         Revenues                                       $        875                        $        875

         Research and development                          1,262,509      $    945,227         2,207,736
         General and administrative expenses               1,548,999        (      490)        1,548,509
         Depreciation and amortization                        63,465                              63,465
         Impairment expense                                                    345,588           345,588
                                                        ------------      ------------      ------------

         Net loss                                       $( 2,874,098)     $ (1,290,325)     $( 4,164,423)
                                                        ============      ============      ============

         Net loss per common share                             $(.07)            $(.04)            $(.11)

         Weighted average common shares
         outstanding                                      38,725,175                          38,725,175


         NOTE 3 - GOING CONCERN

         CytoGenix has incurred losses totaling $14,842,328 through December 31, 2002 has a working capital deficit of $658,541 at December 31, 2002. Because of these conditions, CytoGenix will require additional working capital to develop business operations. CytoGenix intends to raise additional working capital either through private placements, public offerings and/or bank financing.

         There are no assurances that CytoGenix will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/or bank financing necessary to support CytoGenix's working capital requirements. To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient, CytoGenix will have to raise additional working capital. No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to CytoGenix. If adequate working capital is not available CytoGenix may not increase its operations.

         These conditions raise substantial doubt about CytoGenix's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should CytoGenix be unable to continue as a going concern.


         NOTE 4 - PROPERTY

         Property consisted of the following as of December 31, 2002:

               Lab equipment                        5 years         $  174,578
               Furniture and office equipment       5-7 years           53,378
               Less: accumulated depreciation                         (134,841)
                                                                    ----------
               Net book value                                      $    93,115
                                                                   ===========

         Depreciation expense totaled $40,699 and $41,405 for 2002 and 2001, respectively.


         NOTE 5 - ACCRUED EXPENSES

         Accrued expenses mainly consists of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll and accrued payroll taxes as of December 31, 2002 was $162,551 and $158,105, respectively.


         NOTE 6 - LOAN PAYABLE TO RELATED PARTY

         In November 2002, the CEO loaned CytoGenix $5,000. The loan is due on demand, bears no interest, and has no collateral.

         NOTE 7 - COMMON STOCK ISSUANCES

         CytoGenix common stock issuances since inception have been as follows:

         Stock issued for services:
                         Year                   Shares                Amount
                         ----               ------------            ------------
                         1995                  4,584,500            $     47,383
                         1996                    500,000                 375,000
                         1997                  3,687,425                 691,392
                         1998                  3,601,021               2,820,826
                         1999                    544,348                 468,322
                         2000                    546,171                 491,473
                                              ----------            ------------
                         Sub-total            13,463,465               4,894,396
                         2001                  1,780,009                 334,742
                         2002                  3,162,535               1,016,747

         Stock issued for cash:
                         Year                   Shares                Amount
                         ----               ------------            ------------
                         1995                    110,000            $     21,000
                         1997                    825,974                 129,132
                         1998                  2,964,000                 593,800
                         1999                    317,220                 130,026
                         2000                  1,268,989                 610,800
                                            ------------            ------------
                         Sub-total             5,486,183               1,484,758
                         2001                 14,496,853               1,283,958
                         2002                 12,992,411               1,596,043

         In 1998, 212,780 shares were issued for debt totaling $135,990 and in 2000, 500,000 shares were issued for a patent, recorded at the fair value of the stock issued totaling $375,000. In 1999, 20,000,000 shares were put into treasury and 8,229,288 were retired from treasury. In 2001, 2,819,337 shares were retired.


         NOTE 8 - INCOME TAXES

         For the period from inception through December 31, 2002, CytoGenix has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $480,000. The cumulative net operating loss carry-forward is approximately $6,500,000 at December 31, 2002, and will expire in the years 2010 through 2022.

         Deferred income taxes consist of the following at December 31, 2002:

            Long-term:
               Deferred tax assets                      $     2,200,000
               Valuation allowance                           (2,200,000)
                                                        ---------------
                                                        $             -
                                                        ===============


         NOTE 9 - COMMITMENTS AND CONTINGENCIES

         CytoGenix leases office facilities under an operating lease that expires on November 30, 2003. Monthly rent is $2,880. Rent expense was $19,000 and $31,764 for 2002 and 2001, respectively. As of the date of this report, CytoGenix is 8 months in default under this lease.

         CytoGenix has entered into Sponsored Research Agreements (SRA) with several Universities. The Universities do research for CytoGenix related to CytoGenix's proprietary technology. As work progresses, the Universities invoice CytoGenix for reimbursement of expenses related to the research. The SRA's have established budgets. As of December 31, 2002, unbilled amounts under the SRA's totaled approximately $465,000.

         Litigation

         BOYD/BARDWELL LAWSUIT

         Charles S. Boyd and Charles M. Bardwell, each of whom is a current director of the Company (the "Plaintiffs"), filed a petition on March 19, 2002 in the 61st Judicial District Court of Harris County, Texas, which names the Company and the three other board members as defendants (collectively, the "Defendants"). The petition seeks, among other things, an ex-parte temporary restraining order based upon Plaintiff's allegations, temporarily enjoining and restraining the Defendants from committing the Company to any future obligations or the negotiation of any agreements until the holding of a shareholders' meeting for the purpose of the election of directors, from hindering the Plaintiffs in the performance of their duties as directors, from attempting to remove the Plaintiffs as directors, and from issuing any of the Company's stock to employees who are both officers and directors. The petition also seeks acknowledgement of certain resolutions purportedly approved at a board meeting held on January 17, 2002.

         A Temporary Restraining Order was issued by the court ex-parte, without notice to Defendants and without any opportunity to appear, respond and deny the allegations of Plaintiffs upon which the order was issued. The Company vigorously denies the allegations of Plaintiffs' petition. On March 27, 2002, a hearing was held before the presiding judge of the 61st Judicial District Court to consider the application of the Plaintiffs for issuance of a temporary injunction. The presiding judge, after hearing the arguments of counsel for both parties, announced in open court, prior to the introduction of any evidence, that Plaintiffs' request for relief was, in his opinion, "moot". Thereafter, the parties agreed to stipulations concerning, among other things, the holding of a shareholder's meeting to elect directors, the acknowledgement of the directors to be bound by the January 17, 2002 board resolutions governing conduct of the board and management until the next election by the shareholders of directors, and not to remove Plaintiffs as directors pending that election. The stipulations further provided that the Plaintiffs' petition would be dismissed following the 2002 annual meeting of shareholders. By stipulation, no injunctive relief was granted by the Court and the ex-parte temporary restraining orders were dissolved."


         ELLISTON LAWSUIT

         The suit styled Elliston v. CytoGenix, Inc et al., Cause no. 2001-4884 in the 269th District Court of Harris County, Texas was settled out of court as of March 10, 2003 with mutual releases by the parties of any and all claims. The terms of the settlement are confidential.


         NOTE 10 - GRANT

         In 2002, CytoGenix and a research lab were awarded a government grant. CytoGenix's portion was approximately $35,000. As CytoGenix incurs research costs under the grant, CytoGenix is reimbursed. In 2002, total reimbursements were approximately $15,000 and have reduced research and development expenses on the statement of operations.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Changes in Accountants

On April 22, 2003 Thomas Leger & Co., L.L.P. of Houston, Texas ("TL & Co.") advised CytoGenix, Inc. (the "Company") that it would not issue a report for the period ending December 31, 2002 as the Company's independent accountant. TL & Co. has issued no reports on the financial statements of the Company for any period subsequent to September 30, 2002.

(ii) The report of TL & CO. on the Company's financial statements for the fiscal year ended December 31, 2001 contains a modification for a going concern uncertainty. TL & CO. issued no reports on the financial statements of the Company for any period prior to December 31, 2001.

(iii) The decision to change independent auditors was approved by the Board of Directors.

(iv) The Company has not had any disagreements with TL & CO. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of TL & CO., would have caused them to make reference thereto in their report on the financial statements of the Company.

(v) The Company has requested TL & CO. furnish it with a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements.

On April 28, 2003, CytoGenix, Inc. (the "Company") engaged Malone & Bailey, P.L.L.C. of Houston, Texas ("M&B") as its principal independent accountants to audit the Company's financial statements. The Company's Board of Directors approved the engagement of M & B. on April 28, 2003.

                                    PART III


ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of the Directors, executive Officers, key employees and control persons of the Company.

       NAME               AGE             TITLE
--------------------------------------------------------------------------------

Malcolm H.                        Chief Executive Officer, President, Director
Skolnick..................67      Term of Office:  2002 to 2003

Lawrence                          Chief Financial Officer, Director
Wunderlich................43      Term of Office:  2002 to 2003

Michael                           Director
Walters...................66      Term.of Office:  2002 to 2003

Yin
Chen......................39      VP.of Research & Development

Scott E                           Director
Parazynski, M.D..........42      Term of Office: 2002-2003

Frank                             Chief Operating Officer, Director
Vazquez...................61      Term of Office: 2002-2003

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

Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company's proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001 to replace Dr. Jonathan Elliston. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

Mr. Vazquez is a consultant specializing in life science start-up enterprises. He was President/CEO of Lark Technologies, Inc. from 1989 to 1999 and Medical Metrics, Inc. from 2000 to 2001. Mr. Vazquez has been engaged by BCMT, Inc. the commercialization subsidiary of Baylor College of Medicine, the University of Texas Health Science Center-Houston and individual clients to organize and start new medical and biotechnology companies. Mr. Vazquez previously held management positions with Cooper Vision, Inc., Booz Allen and Hamilton, ITT Corporation and IBM. He holds a B.S. from Columbia University.

Dr. Parazynski is a graduate of Stanford University and Stanford Medical School and pursued clinical training at the Brigham and Women's Hospital (Boston, MA) and emergency medicine residency training in Denver, CO. He has published articles in the field of space physiology and has a expertise in human adaptation to stressful environments. Dr. Parazynski is a member of the Aerospace Medical Association, the American Society for Gravitational and Space Biology and has received numerous special honors, including the National Institutes of Health Predoctoral Training Award in Cancer Biology, NASA Graduate Student Researcher's Award and Research Honors Award from Stanford Medical School. Dr. Parazynski has been an astronaut since 1992 and has logged over 262 hours in space. He first flew in 1994 on the Atmospheric Laboratory for Applications and Science (ATLAS-3) mission, which was part of an on-going program to determine the Earth's energy balance and atmospheric change over an 11-year solar cycle. During this mission, he and his crewmates also evaluated the Interlimb Resistance Device, a free-floating exercise he developed to prevent musculoskeletal atrophy in microgravity.


Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during 2002 with the reporting requirements of Section 16(a) of the Securities
Exchange Act of 1934.


ITEM 10: EXECUTIVE COMPENSATION

The Company has entered into an employment agreement with Dr. Skolnick. In addition to salary, Dr. Skolnick has the option each quarter to purchase common stock at a price per share equal to $0.001 in an amount equivalent to 25% of his gross salary computed at the closing price on the last day of each pay period.

The following table sets forth certain information concerning compensation of the person who served as the Company's Chief Executive Officer during the last fiscal year of the Company. No other executive officers of the Company were paid aggregate cash compensation exceeding $100,000 during the last fiscal year.









                           SUMMARY COMPENSATION TABLE
                                                                LONG-TERM
                                                                COMPENSATION
                                                                AWARD(S)
NAME AND PRINCIPAL                                              RESTRICTED STOCK
POSITION                      YEAR    SALARY ($)   BONUS ($)    AWARD(S) ($)
Malcolm Skolnick
 (CEO) (1)                    2002    120,000          --       $  72,200
                              2001    120,000          --          30,000
    From 9/1/99-12/31/99      1999     40,000       4,000          10,000

---------------------------
(1) Dr. Skolnick was issued shares of restricted Common Stock as compensation as follows:


     DATE               $VALUE             CLOSE         NUMBER OF SHARES
    12/31/02    $         1,250   $           0.10             12,500
    12/13/02    $         1,250   $           0.12             10,417
    11/29/02    $         1,250   $           0.11             11,364
    11/15/02    $         1,250   $           0.11             11,364
    10/31/02    $         1,250   $           0.12             10,417
    10/12/02    $         1,250   $           0.15              8,333

    09/30/02    $         1,250   $           0.12             10,417
    09/13/02    $         1,250   $           0.15              8,333
    08/30/02    $         1,250   $           0.17              7,576
    08/15/02    $         1,250   $           0.17              7,576
    07/31/02    $         1,250   $           0.22              5,814
    07/12/02    $         1,250   $           0.20              6,250
    06/30/02    $         1,250   $           0.19              6,579
    06/15/02    $         1,250   $           0.25              5,000
    05/31/02    $         1,250   $           0.27              4,630
    05/15/02    $         1,250   $           0.27              4,630




    04/30/02    $         1,250   $           0.28              4,545
    04/15/02    $         1,250   $           0.40              3,125
    03/29/02    $         1,250   $           0.37              3,378
    03/15/02    $         1,250   $           0.35              3,571
    02/28/02    $         1,250   $           0.22              5,682
    02/15/02    $         1,250   $           0.20              6,250
    01/31/02    $         1,250   $           0.21              5,952
    01/15/02    $         1,250   $           0.21              5,952

    12/29/01    $         1,250   $           0.20              6,410
    12/15/01    $         1,250   $           0.21              5,952
    11/30/01    $         1,250   $           0.17              7,576
    11/15/01    $         1,250   $           0.19              6,579
    10/31/01    $         1,250   $           0.20              6,250
    10/13/01    $         1,250   $           0.23              5,435
    09/29/01    $         1,250   $           0.22              5,682
    09/15/01    $         1,250   $           0.28              4,464
    08/31/01    $         1,250   $           0.35              3,571
    08/15/01    $         1,250   $           0.26              4,808
    07/31/01    $         1,250   $           0.16              7,813
    07/14/01    $         1,250   $           0.21              5,952
    06/30/01    $         1,250   $           0.13             10,000
    06/15/01    $         1,250   $           0.24              5,208
    06/01/01    $         1,250   $           0.25              5,000
    05/15/01    $         1,250   $           0.30              4,167
    05/01/01    $         1,250   $           0.25              5,000
    04/14/01    $         1,250   $           0.25              5,000
    03/31/01    $         1,250   $           0.50              2,500
    03/15/01    $         1,250   $           0.19              6,579
    03/01/01    $         1,250   $           0.25              5,000
    02/15/01    $         1,250   $           0.49              2,551
    02/01/01    $         1,250   $           0.31              4,032
    01/15/01    $         1,250   $           1.01              1,238
    01/19/01    $                 $
                12,500            0.25                         50,000
                                                                       ("Bonus valued at
                                                                       August 28, 2001 share
                                                                       price of 150%
    12/21/01    $        22,500   $           0.35             64,386  salary.")
                                                                       (Bonus based on
                                                                       average closing price
                                                                       for 12/15/00,
                                                                       12/29/00
    01/13/01    $         7,500   $          0.086             86,667  and 01/15/01)


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

The following table sets forth the name and address, as of December 31, 2002, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and ownership rights of each executive officer and director, and all officers and directors as a group.

                                                       NUMBER OF     PERCENT OF
    NAME AND ADDRESS OF BENEFICIAL OWNER                SHARES        SHARES


Malcolm H. Skolnick, Ph.D., J.D...................     1,652,839            2.7
   9881 So. Wilcrest
   Houston, Texas 77099

Michael Walters, L.P.T............................     576,563              *
   1220 Blalock, #220
   Houston, Texas 77055

Lawrence Wunderlich...............................     577,315              *
   9881 So. Wilcrest
   Houston, Texas 77099

Yin Chen..........................................     237,251              *
   9881 So. Wilcrest
   Houston, Texas 77099

Frank Vazquez.....................................     161,850              *
   9881 So. Wilcrest
   Houston, Texas 77099

Scott E. Parazynski...............................      9,302               *
   9881 S. Wilcrest
   Houston, TX 77099



All Executive Officers and Directors as a
  group (six persons)                     ........  3,215,120               5.3





---------------------------------
        * Less than 1%

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


 Management is unaware of any other interests of its officers and directors that may create a potential conflict of interest with the Company.

ITEM 13.  CONTROLS AND PROCEDURES
---------------------------------

Disclosure Controls and Procedures
Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the President and Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

Internal Controls and Procedures
There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits.

    EXHIBIT
    NUMBER                                    DESCRIPTION
----------------    ------------------------------------------------------------

     3.1*           --   Articles of Incorporation of Cryogenic Solutions,  Inc.
                         (incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form 10-SB, as amended (File No. 000-26807), filed with the Securities
                         & Exchange  Commission  initially on July 23, 1999 (the
                         "Form 10-SB"))

     3.2*           --   Certificate  of  Amendment  dated  November  1, 1995 of
                         Articles of Incorporation of Cryogenic Solutions,  Inc.
                         (incorporated  by  reference to exhibit 3.2 of the Form
                         10-SB).

     3.3*           --   Certificate  of  Amendment  dated  January  13, 2000 of
                         Articles   of   Incorporation   of   CytoGenix,    Inc.
                         (incorporated  by  reference to exhibit 3.3 of the Form
                         10-SB)

     3.4*           --   Bylaws of Cryogenic  Solutions,  Inc.  (incorporated by
                         reference to exhibit 3.4 of the Form 10-SB)

     10.1**         --   Employment  Agreement  dated  September 1, 1999 between
                         Cryogenic  Solutions,  Inc.  and  Malcolm  H.  Skolnick
                         (incorporated  by reference to exhibit 10.2 of the Form
                         10-SB).

     10.2**         --   License  Agreement  dated  February  3,  2000,  between
                         CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

     10.3**         --   Technology  Transfer  Agreement  dated  June  26,  1998
                         between  Cryogenic  Solutions,  Inc.  and InGene,  Inc.
                         (incorporated  by reference to exhibit 10.4 of the Form
                         10-SB)

     10.4**         --   Employment  Agreement  dated  February 1, 2000  between
                         CytoGenix, Inc. and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

     10.5**         --   Sponsored Research  Agreement between  CytoGenix,  Inc.
                         and  Baylor  College  of  Medicine  as of March 1, 2000
                         (incorporated  by reference to exhibit 10.7 of the Form
                         10-SB).

     10.6**         --   Loan Agreement dated April 6, 2001,  between CytoGenix,
                         Inc. and HEMPCO.

     10.7**         --   Consulting  Agreement  dated  February 15, 2001 between
                         Cryogenic Solutions, Inc. and Mike Skillern.

     10.8**         --   Consulting  Agreement  dated  October 27, 2001  between
                         CytoGenix, Inc. and Origenesis, LLC.

     10.9**         --   Consulting   Agreement  between  CytoGenix,   Inc.  and
                         EuroTrade Financial, Inc. as of March 19, 2002

     16.1*          --   Letter   re:    change   in    certifying    accountant
                         (incorporated   by  reference  to  exhibit  16  to  the
                         registrant's  Current  Report on Form 8-K/A  filed with
                         the  Securities  &  Exchange   Commission  on  February
                         21,2002).  99.1 --  Certifications  of Chief  Executive
                         Officer  and Chief  Financial  Officer  pursuant  to 18
                         U.S.C. Section 1350, as adopted pursuant to Section 906
                         of the Sarbanes-Oxley Act of 2002

----------------------
         *Incorporated by reference as indicated.

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

                                          CYTOGENIX, INC.

                                      By: /s/ Malcolm Skolnick
                                          -------------------------------------

                                          MALCOLM SKOLNICK, PH.D.
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: May 21, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      By: /s/ Malcolm Skolnick
                                          --------------------------------------
                                          MALCOLM SKOLNICK, PH.D.
                                          PRESIDENT, CHIEF EXECUTIVE OFFICER AND
                                          DIRECTOR (PRINCIPAL EXECUTIVE OFFICER
                                          AND DIRECTOR)
Date:  May 21, 2003



                                      By: /s/ Michael Walters
                                          --------------------------------------
                                          MICHAEL WALTERS
                                          DIRECTOR
Date:  May 21, 2003

                                      By:  /s/Frank Vazquez
                                          --------------------------------------
                                          FRANK VAZQUEZ
                                          DIRECTOR, EXECUTIVE VP
Date:  May 21, 2003

                                      By:  /s/Frank E. Parazynski
                                          --------------------------------------
                                          FRANK E. PARAZYNSKI
                                          DIRECTOR
Date:  May 21, 2003

                                      By:
                                          /s/ Lawrence Wunderlich
                                          --------------------------------------
                                          LAWRENCE WUNDERLICH
                                          CHIEF FINANCIAL OFFICER, CONTROLLER
                                          AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                          ACCOUNTING OFFICER AND DIRECTOR)
Date:  May 21, 2003

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lawrence Wunderlich, Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of CytoGenix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 21, 2003


/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Malcolm Skolnick, President and Chief Executive Officer certify that:

2. I have reviewed this annual report on Form 10-KSB of CytoGenix, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 21, 2003


/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO
(PRINCIPAL EXECUTIVE OFFICER)

                                                                    EXHIBIT 99.1


                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of CytoGenix, Inc. (the "Company") on Form 1O-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Annual Report of CytoGenix, Inc. on form 10-KSB for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Annual Report of CytoGenix, Inc. on form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER
MAY 21, 2003


         In connection with the Annual Report of CytoGenix, Inc. (the "Company") on Form 1O-KSB for the year ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Annual Report of CytoGenix, Inc. on form 10-KSB for the year ended December 31, 2002 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Annual Report of CytoGenix, Inc. on form 10-KSB fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
MAY 21, 2003