Form 10QSB
period 2003-03-31
CYTOGENIX INC
filed 2003-06-05
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003.

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

         For the transition period from ___________  to ____________.

         Commission file number: 0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                              76-0484097
 (State or other jurisdiction                              (IRS Employer
  of incorporation or organization)                          Identification No.)


                     9881 South Wilcrest, Houston, Texas          77099
                     -----------------------------------          -----
                  (Address of principal executive offices)      (Zip Code)

         Issuer's telephone number, including area code: (281) 988-6118

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 2003, 65,050,928 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---

                                     PART I
ITEM 1   FINANCIAL STATEMENTS





                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                 MARCH 31, 2003
                                   (Unaudited)

                               ASSETS
                               ------

CURRENT ASSETS:
    Cash                                                                         $            9,420
    Prepaid expenses                                                                            800
                                                                                 ------------------
           Total current assets                                                              10,220

Property and equipment, net of $144,347 accumulated depreciation                             83,610
                                                                                 ------------------
           Total assets                                                          $           93,830
                                                                                 ==================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                                             $          279,862
     Accrued expenses                                                                       513,594
     Loan payable to related party                                                            5,000
                                                                                 ------------------
           Total current liabilities                                                        798,456
                                                                                 ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 150,000,000 shares authorized,
       65,450,928 shares issued and outstanding                                              65,451
    Additional paid-in capital                                                           15,199,867
    Treasury stock                                                                      (   629,972)
    Deficit accumulated during the development stage                                    (15,339,972)
                                                                                 ------------------
           Total stockholders' deficit                                                  (   704,626)
                                                                                 ------------------

           Total liabilities and stockholders' deficit                           $           93,830
                                                                                 ==================



                                 CYTOGENIX, INC.
                            STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2003
                                   (Unaudited)

                                                                                                     Inception
                                                                                                      Through
                                                                                                       2003
                                                                2003                 2002
                                                         ---------------      ---------------     ---------------

 REVENUES                                                $             -      $         1,700     $         2,575

 COSTS AND EXPENSES:
     Research and development                                    124,327              266,469           4,920,295
     General and administrative                                  363,811              269,083           9,892,042
     Depreciation and amortization                                 9,506               15,330             177,136
     Impairment expense                                                                                   345,588
     Equity in losses of joint venture                                                                     10,000
                                                         ---------------      ---------------     ---------------
 LOSS FROM OPERATIONS                                           (497,644)            (549,182)        (15,342,486)

 OTHER INCOME:
     Gain on sale of security                                                                                 881
     Dividend income                                                                                        1,633
                                                         ---------------      ---------------     ---------------
 NET LOSS                                                $      (497,644)     $      (549,182)    $   (15,339,972)
                                                         ===============      ===============     ===============

 Net loss per share:
     Basic and diluted net loss per share                $          (.01)     $          (.01)
                                                         ===============      ===============

 Weighed average shares outstanding:
     Basic and diluted                                        63,391,514           45,968,163
                                                         ===============      ===============




                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                            Statements of Cash Flows
              THREE MONTHS ENDED MARCH 31, 2003 AND 2002 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2003
                                   (Unaudited)
                                                                                             Inception
                                                                                              Through
                                                              2003             2002             2003
                                                         ------------     ------------      ------------

OPERATING ACTIVITIES:
   Net loss                                              $   (497,644)    $   (549,182)     $(15,339,972)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                             9,506           15,330           177,136
      Impairment expense                                                                         345,588
      Stock issued for services                               213,245           48,210         6,459,130
      Stock option expense                                                                     1,797,300
      Equity in losses of joint venture                                                           10,000
      Changes in operating assets and liabilities:
         Deferred consulting expense                                           260,110
         Prepaid expenses                                       7,414            8,371       (       800)
         Accounts payable & accrued expenses                  131,700         (256,730)          926,069
                                                         ------------     ------------      ------------
Net cash used in operating activities                        (135,779)        (473,891)      ( 5,625,549)
                                                         ------------     ------------      ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                        (   7,500)      (   227,957)
   Issue note receivable                                                                     (    25,100)
   Investment in joint venture                                                               (    10,000)
                                                                          ------------      -------------
Net cash provided by used in investing activities                            (   7,500)      (   263,057)
                                                                          ------------      -------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                                                   250,000
   Payments on notes payable                                                                 (   250,000)
   Treasury shares sold                                                                        1,290,568
   Purchase of treasury shares                                                               (    60,000)
   Sale of common stock                                       145,199        1,029,346         4,509,958
   Loans from related parties                                                                      5,000
   Contributions to capital                                                                      152,500
                                                         ------------     ------------      ------------
Net cash provided by financing activities                     145,199        1,029,346         5,898,026
                                                         ------------     ------------      ------------
NET CHANGE IN CASH                                              9,420          547,955             9,420
CASH, beginning of period                                           0           15,688                 0
                                                         ------------     ------------      ------------
CASH, end of period                                      $      9,420     $    563,643      $      9,420
                                                         ============     ============      ============

NONCASH TRANSACTIONS:
   Common stock issued for debt                          $         -      $          -      $    135,990
   Received treasury stock for note receivable                                                    25,100
   Common stock issued for patent                                                                375,000


                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

         NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2002, as reported in the 10KSB, have been omitted.


         NOTE 2 - COMMON STOCK

         In the quarter ending March 31, 2003, CytoGenix issued 2,453,889 shares of common stock for services valued at $213,245 and sold 1,951,428 shares of common stock for $145,199.

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

         The Company has budgeted $3,200,000 for operations in fiscal year 2002, of which $1,700,000 has been allocated for general and administrative costs and $1,437,420 has been allocated for research and development, including five live animal studies that are estimated to cost $50,000 per study. Dr. Yin Chen, Vice President of Research and Development, of CytoGenix has determined the scientific protocols for three of these studies. The Company will rely on equity financing to satisfy its working capital requirements, and as of March 31, 2003 the Company had $9,420 in cash on hand. Of the $1,437,420 budgeted for research and development expenses, the Company anticipates $498,650 will be paid to support the Company's sponsored research agreements with Columbia University, Yale University, The Children's Research Center and Baylor College of Medicine, $235,000 will be paid as patent attorneys fees and expenses, $162,000 will be paid as salary to the Company's employees and researchers and $46,000 will be paid for supplies. The remaining $495,770 will be used for miscellaneous research expenses and for initiating future research projects.

         There are currently over 800 U.S. patents for antisense molecules with therapeutic potential, each of which is a prospective licensee for CytoGenix's technology. The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

         The Company's ability to continue operations through December 31, 2003 and beyond depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2003. Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2003 and 2004.

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


During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for December 2003 and subsequent human trials.



The Genomics field has expanded the number of potential drug targets to several thousand. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. In July 2002, we inaugurated a service geared towards assisting pharmaceutical and biotech companies improve drug discovery efficiency. In addition to our work on in-house targets, we are conducting a pilot studies for several companies. For a fixed fee, we will knockdown a gene in a cell system. This will confirm the gene's relevance to the disease of interest. Those genes found to be highly disease-related become targets for new drug or molecular therapies.

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




ITEM 2.           CHANGES IN SECURITIES


         On January 27, 2003 the Company issued 2,632,393 shares of common stock. Of these shares, 191,166 were issued (Scott Edward Parazynski- 91,737 shares and Michael Walters- 99,429 shares) for services rendered aggregating $25,000 (or $0.13 per share). Also of these, 911,227 shares were issued to executive officers (Malcolm Skolnick-288,000 shares, Frank Vazquez- 78,261 shares, Yin Chen-125,217 shares and Lawrence Wunderlich- 125,217 shares) and employees (Kim Totsky- 65,823 shares, Maury M. Fogle- 120,000 shares, Xin-Xing Tan- 13,043 shares and Harilyn McMicken- 95,666 shares) of the Company as bonus for compensation for an aggregate price of $70,913 or an average of $0.11 per share (based on bonus of 20 % of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $70,913, $191 was received from the employee in cash and the remainder represents stock compensation. Also of these, 1,100,000 shares were issued (Frank Vazquez-500,000 shares, Xin-Xing Tan- 100,000 shares and Yin Chen- 500,000 shares) for an aggregate price of $66,000 (or an average of $0.06 per share) as bonuses for compensation which shares were issued in reliance on the exemption from registration  provided  by  Section  4(2)  of the  Securities  Act of  1933  for
transactions not involving a public offering. Of the $66,000, $1,100 was received from the employee in cash and the remainder represents stock compensation. The remaining 430,000 shares were sold for an aggregate cash price of $38,700 (or $0.09 per share) in a private placement to accredited investors (Lou Howard- 30,000 shares and Roland L Violette- 400,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On March 11, 2003, the Company issued 251,496 shares of common stock (Hydeman family Partners- 86,497 shares, Marc Nelkin- 13,333 shares, Douglas Nelkin- 40,000 shares, Richard Cecil- 8,333 shares and Andrew Yasinoff- 3,333 shares) for services rendered aggregating $17,605 (or $0.07 per share).

         On March 24, 2003, the Company issued 1,521,428 shares of its common stock. These shares were sold for an aggregate cash price of $106,500 (or $0.07 per share) in a private placement to accredited investors (Robert P. Maddox-50,000 shares, Kenneth Howard- 30,000 shares, Kenneth Howard II- 10,000 shares, Karen Howard- 10,000 shares, Eric H. Stocker- 142,857 shares, G. Don Edwards-150,000 shares, Paul Goldman- 100,000 shares, John P. Skubinski- 50,000 shares, Marc S. Nelkin- 28,571 shares, Brad Houston- 350,000 shares and Roland L Violette- 600,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.







ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

               NONE.

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               NONE


ITEM 5.                     OTHER INFORMATION

ITEM 6.                     EXHIBITS AND REPORTS ON FORM 8-K

       a)  Exhibits.

        Exhibit Number    Description

           3.1*           Articles of Incorporation of Cryogenic Solutions, Inc.

           3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

           3.3*           Bylaws of Cryogenic Solutions, Inc.

           99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Chief Executive Officer

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

                                            CYTOGENIX, INC.

 Date: June 5, 2003                         By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence Wunderlich, Chief Financial Officer certify that:

1. I have reviewed this quarterly report on Form 10-Q of CytoGenix, Inc.;

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

Date: June 5, 2003


/s/ Lawrence Wunderlich
------------------------
    LAWRENCE WUNDERLICH
    CHIEF FINANCIAL OFFICER

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Malcolm Skolnick, President and Chief Executive Officer certify that:

2. I have reviewed this quarterly report on Form 10-Q of CytoGenix, Inc.;

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

Date: June 5, 2003


/s/ Malcolm Skolnick
--------------------
   MALCOLM SKOLNICK
   PRESIDENT & CEO








                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-QSB for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
    MALCOLM H. SKOLNICK
    CHIEF EXECUTIVE OFFICER


June 5, 2003

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the SarbaneS- Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Lawrence Wunderlich
-----------------------
    LAWRENCE WUNDERLICH
    CHIEF FINANCIAL OFFICER

June 5, 2003