Form 10QSB
period 2003-06-30
CYTOGENIX INC
filed 2003-08-14
CIK 1005302

(A DEVELOPMENT STAGE COMPANY)
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2003.

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

         As of June 30, 2003, 85,810,569 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one): Yes    No X
                                                                       ---   ---





                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2003
                                   (Unaudited)

                                     ASSETS


CURRENT ASSETS:
  Cash                                                                                           $          301,914

Property and equipment, net of $153,853 accumulated depreciation                                             74,104
                                                                                                 ------------------
     Total assets                                                                                $          376,018
                                                                                                 ==================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                                               $          252,254
  Accrued expenses                                                                                          443,577
                                                                                                 ------------------
    Total current liabilities                                                                               695,831
                                                                                                 ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 150,000,000 shares authorized, 85,810,569 shares
    issued and outstanding                                                                                   85,811
  Additional paid-in capital                                                                             15,809,886
   Treasury stock                                                                                          (629,972)
  Deficit accumulated during the development stage                                                      (15,585,538)
                                                                                                 -------------------
    Total stockholders' deficit                                                                            (319,813)
                                                                                                 ------------------
      Total liabilities and stockholders' deficit                                                $          376,018
                                                                                                 ==================



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2003
                                   (Unaudited)

                                                                                                                Inception
                                                   Three Months                       Six Months                 Through
                                                     June 30,                          June 30,                  June 30,
                                         ---------------------------------  -------------------------------  -----------------
                                                2003              2002            2003             2002              2003
                                         ---------------   ---------------  --------------   --------------  -----------------

 REVENUES                                $            -    $            -   $           -    $       1,700   $          2,575

 COSTS AND EXPENSES:
     Research and development                    65,380           268,621         189,707          535,090          4,985,675
     General and administrative                 170,680           640,658         534,492          917,709         10,062,722
     Depreciation and amortization                9,506            13,348          19,011           20,710            186,642
     Impairment expense                               -                 -               -                -            345,588
     Equity in losses of joint venture                -                 -               -                -             10,000
                                         --------------    --------------   -------------    -------------   ----------------

 LOSS FROM OPERATIONS                          (245,566)         (922,627)       (743,210)      (1,471,809)       (15,588,052)

 OTHER INCOME:
     Gain on sale of security                         -                 -               -                -                881
     Dividend income                                  -                 -               -                -              1,633
                                         --------------    --------------   -------------    -------------   ----------------

 NET LOSS                                $     (245,566)   $     (922,627)  $    (743,210)   $  (1,471,809)  $    (15,585,538)
                                         ==============    ==============   =============    =============   ================

 Net loss per share:
                                         $                 $                $                $
     Basic and diluted                            (0.00)            (0.02)          (0.01)           (0.03)
                                         ==============    ==============   =============    =============

 Weighed average shares outstanding:
     Basic and diluted                       73,039,033        55,014,619      68,215,274       50,471,373
                                         ==============    ==============   =============    =============



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Cash Flows
               SIX MONTHS ENDED JUNE 30, 2003 AND 2002 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2003
                                   (Unaudited)
                                                                                                      Inception
                                                                                                       Through
                                                                2003                2002                 2003
                                                         -----------------   ------------------   ----------------

OPERATING ACTIVITIES:
   Net loss                                              $        (743,210)  $      (1,471,809)   $    (15,585,538)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                 19,011              31,334             186,642
      Impairment expense                                                 -                   -             345,588
      Stock issued for services                                    295,178              68,448           6,541,064
      Stock option expense                                               -                   -           1,797,300
      Equity in losses of joint venture                                  -                   -              10,000
      Changes in operating assets and liabilities:
         Deferred consulting expense                                     -             688,360                   -
         Prepaid expenses                                            8,214              (8,500)                  -
         Accounts payable & accrued expenses                        34,077            (420,328)            828,445
                                                         -----------------   ------------------   ----------------
Net cash used in operating activities                             (386,730)         (1,112,495)         (5,876,499)
                                                         -----------------   -----------------    ----------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                                    -           (   7,500)           (227,957)
   Issue note receivable                                                 -                   -             (25,100)
   Investment in joint venture                                           -                   -             (10,000)
                                                         -----------------   -----------------    -----------------
Net cash provided by used in investing activities                        -           (   7,500)           (263,057)
                                                         -----------------   -----------------    -----------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                           -                   -             250,000
   Payments on notes payable                                             -                   -            (250,000)
   Treasury shares sold                                                  -                   -           1,290,568
   Purchase of treasury shares                                           -                   -             (60,000)
   Sale of common stock                                            693,644           1,141,476           5,058,402
   Proceeds from loan from related party                                 -                   -               5,000
   Payment of loan from related party                               (5,000)                  -              (5,000)
   Contributions to capital                                              -                   -             152,500
                                                         -----------------   -----------------    ----------------
Net cash provided by financing activities                          688,644           1,141,476           6,441,470
                                                         -----------------   -----------------    ----------------

NET CHANGE IN CASH                                                 301,914              21,481             301,914
CASH, beginning of period                                                -              15,688                   -
                                                         -----------------   -----------------    ----------------
CASH, end of period                                      $         301,914   $          37,169    $        301,914
                                                         =================   =================    ================

NONCASH TRANSACTIONS:
   Common stock issued for debt                          $               -   $               -    $        135,990
   Received treasury stock for note receivable           $               -   $               -              25,100
   Common stock issued for patent                        $               -   $               -             375,000


                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)

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


NOTE 2 - COMMON STOCK

In the six months ending June 30, 2003, CytoGenix issued 3,346,159 shares of common stock for services valued at $295,178 and sold 21,418,799 shares of common stock for $693,644.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                                     PART I
ITEM 1   FINANCIAL STATEMENTS


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

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         The Company has budgeted $1,614,382 for operations in fiscal year 2003, of which $937,582 has been allocated for general and administrative costs and $676,800 has been allocated for research and development, The Company has also budgeted $4,172,000 for operations in fiscal year 2004, of which $1,489,000 has been allocated for general and administrative costs and $2,683,000 has been allocated for research and development,

         The Company will rely on equity financing to satisfy its working capital requirements, and as of June 30, 2003 the Company had $301,914 in cash on hand.

         There are currently over 800 U.S. patents for antisense molecules with therapeutic potential, each of which is a prospective licensee for CytoGenix's technology. The Company anticipates entering into licenses for a $100,000 initiation fee and either a minimum royalty fee of $50,000 per year or a royalty fee equal to 15% of the licensee's net sales, whichever is greater.

         The Company's ability to continue operations through December 31, 2003 and beyond depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2003. Based on historical yearly financial requirements, operating capital of approximately $1.7 million and $4.2 million will be needed for each of the calendar years 2003 and 2004.respectively.

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

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


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





ITEM 2.           CHANGES IN SECURITIES


         On May 06, 2003, the Company issued 364,285 shares of its common stock. These shares were sold for an aggregate cash price of $25,500 (or $0.07 per share) in a private placement to accredited investors (Brad Houston- 78,571 shares, William Waldroff- 285,714 shares pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         On May 16, 2003 the Company issued 2,043,210 shares of common stock. Of these shares, 1,943,210 shares were sold for an aggregate cash price of $35,000 (or $0.018 per share) in a private placement to accredited investors (Roland Violette-1,943,210 shares ) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining shares were issued to (Harry Bushong- 50,000 shares and Timothy Kipper- 50,000 shares) for services rendered aggregating $7,000 (or $0.14 per share).


         On June 03, 2003 the Company issued 719,413 shares of common stock. All of these shares were issued to executive officers (Malcolm Skolnick-156,648 shares, Frank Vazquez- 117,510 shares, Yin Chen-93,989 shares and Lawrence Wunderlich- 93,989 shares) and employees (Kim Totsky- 49,407 shares, Maury M. Fogle- 57,739 shares, Xin-Xing Tan- 78,324 shares and Harilyn McMicken- 71,807 shares) of the Company as bonus for compensation for an aggregate price of $69,835 or an average of $0.097 per share (based on bonus of 20 % of annual gross salary period) in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On June 26, 2003, the Company issued 1,616,067 shares of common stock (Hydeman family Partners- 5,000 shares, Douglas C. Nelkin- 67,857 shares for services rendered aggregating $5,100 (or $0.07 per share). The remaining shares, 1,543,210 shares were sold for an aggregate cash price of $25,000 (or $0.0126 per share) in a private placement to accredited investor (Roland Violette-1,543,210 shares ) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.


         On June 30, 2003 the Company issued 15,616,666 shares of common stock. Of these shares, 15, 616,666 shares were sold for an aggregate cash price of $468,500 (or $0.03 per share) in a private placement to accredited investors (Paul Goldman-500,000 shares, Andrew Yosinoff - 266,666 shares, Jett - 5,000,000 shares, John Sullivan - 300,000 shares, Robert Lilley - 333,333 shares, Janie F. Edwards - 450,000 shares, Gary Edwards - 650,000 shares, Charles Skarshaug - 300,000 shares, Richard Cecil - 250,000 shares, Series LTD, Inc. - 500,000 shares, Robert Pietrantonio - 166,667 shares, Joel Ray - 200,000 shares. Jerry Tullo - 100,000 shares, Nasir & Samina Shaikh - 500,000 shares, John P. skubinski - 500,000 shares, Yvonne Gattineri - 100,000 shares, John & Sandra Ehlert - 200,000 shares, Ronald huntsman - 300,000 shares, Donald Lawlor - 200,000 shares, Peter Corbet - 200,000 shares, Robert James - 166,667 shares, Scott huntsman - 200,000 shares, Robert Charney - 200,000 shares, Robert & Claudia White - 200,000 shares, Steven Huntsman - 200,000 shares, Jerome Butler
- 200,000 shares, Ray Adams - 100,000 shares, Andrew Adams - 100,000 shares, Carey D. Gray - 200,000 shares, Ronald Kozak - 200,000 shares, D & L Builders - 200,000 shares, Warren hammer - 200,000 shares, Donals Lawlor 200,000 shares, Bill Mergo - 200,000 shares, Mark H. Mackain - 500,000 shares, Ruth V. Marascia trust - 200,000 shares, Dino Landino - 100,000 shares, Richard Barry - 333,333 shares, Roland Violette - 900,000 shares ). pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder )






ITEM 3.          DEFAULTS UPON SENIOR SECURITIES.

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

                                            CYTOGENIX, INC.

 Date: August 14, 2003                      By: /s/  Malcolm Skolnick
                                                 ---------------------
                                                     MALCOLM SKOLNICK
                                                     PRESIDENT AND CHIEF
                                                     EXECUTIVE OFFICER

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

Date: August 14, 2003


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

Date: August 14, 2003


/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO