Form 10QSB
period 2003-09-30
CYTOGENIX INC
filed 2003-11-20
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

         As of September 30, 2003, 95,719,333 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one): Yes   No  X
                                                                       ---   ---



                                CYTOGENIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET

                               SEPTEMBER 30, 2003

                                   (Unaudited)

                                     ASSETS

  CURRENT ASSETS:
             Cash                                                                       $       178,492
Property and equipment, net of $164,181 accumulated depreciation                                 63,775
                                                                                        ---------------
     Total assets                                                                       $       242,267
                                                                                        ===============

                            LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable                                                                      $       223,035
  Accrued expenses                                                                              405,700
                                                                                        ---------------
    Total current liabilities                                                                   628,735
                                                                                        ---------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
  Common stock, $.001 par value; 150,000,000 shares authorized, 95,719,333 shares
    issued and outstanding                                                                       95,719
  Additional paid-in capital                                                                 16,176,333
   Treasury stock                                                                              (629,972)
  Deficit accumulated during the development stage                                          (16,028,548)
                                                                                        ----------------
    Total stockholders' deficit                                                                (386,468)
                                                                                        ---------------

      Total liabilities and stockholders' deficit                                       $       242,267
                                                                                        ===============



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            Statements of Operations
        Three and Six Months Ended Se[tember 30, 2003 and 2002 and Period
          From February 10, 1995 (Inception) Through September 30, 2003
                                   (Unaudited)

                                                                                                                Inception
                                                   Three Months                      Nine Months                 Through
                                                  September 30,                     September 30,              September 30,
                                         ---------------------------------  -------------------------------  -----------------
                                              2003              2002            2003             2002              2003
                                         ---------------   ---------------  --------------   --------------  -----------------

 Revenues                                $       80,000    $            -   $        80,000   $       1,700  $         82,575

 Costs and Expenses:
     Research and development                   134,765           524,723         324,472        1,085,009          5,120,440
     General and administrative                 378,051           491,273         912,542        1,383,786         10,440,773
     Depreciation and amortization               10,329             8,095          29,340           28,805            196,971
     Impairment expense                               -                 -               -                -            345,588
     Equity in losses of joint venture                -                 -               -                -             10,000
                                         ---------------   ---------------  --------------   --------------  -----------------
 Loss From Operations                          (443,145)       (1,024,091)     (1,186,354)      (2,495,900)       (16,031,197)

 Other Income:
     Gain on sale of security                         -                 -               -                -                881
     Interest Income                                135                 -              135                                135
     Dividend income                                  -                 -               -                -              1,633
                                         ---------------   ---------------  --------------   --------------  -----------------
 NET LOSS                                $     (443,010)   $   (1,024,091)  $  (1,186,219)   $  (2,495,900)  $    (16,028,548)
                                         ===============   ===============  ==============   ==============  =================
 Net loss per share:
      Basic and diluted                  $        (0.01)   $        (0.02)  $       (0.01)   $       (0.05)
                                         ===============   ===============  ==============   ==============


 Weighed average shares outstanding:
     Basic and diluted                       91,730,147        58,877,768      83,557,542       53,304,298
                                         ===============   ===============  ==============   ==============



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            Statements of Cash Flows
        1.       Nine Months Ended September 30, 2003 and 2002 And Period

        2.       From February 10, 1995 (Inception) Through September 30, 2003

                                   (Unaudited)
                                                                                                      Inception
                                                                                                       Through
                                                                2003                2002                 2003
                                                         ------------------  ------------------   -----------------

Operating Activities:
   Net loss                                              $      (1,186,219)  $      (2,495,900)   $    (16,028,548)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                 29,340              45,546             196,971
      Impairment expense                                                 -                   -             345,588
      Stock issued for services                                    390,428             218,276           6,636,314
      Stock option expense                                               -                   -           1,797,300
      Equity in losses of joint venture                                  -                   -              10,000
      Changes in operating assets and liabilities:
         Deferred consulting expense                                     -           1,350,265                   -
         Prepaid expenses
                                                                     8,214            (102,518)   -
         Accounts payable & accrued expenses                       (33,020)           (318,543)            761,348
                                                         ------------------  ------------------   -----------------
Net cash used in operating activities                             (791,257)         (1,302,874)         (6,281,027)
                                                         ------------------  ------------------   -----------------
Investing Activities:
   Purchase of property and equipment                                    -           (   8,535)           (227,957)
   Issue note receivable                                                 -                   -             (25,100)
   Investment in joint venture                                           -                   -             (10,000)
                                                         ------------------  ------------------   -----------------
Net cash provided by used in investing activities                        -           (   8,535)           (263,057)
                                                         ------------------  ------------------   -----------------
Financing Activities Provided by:
   Proceeds from notes payable                                           -                   -             250,000
   Payments on notes payable                                             -                   -            (250,000)
   Treasury shares sold                                                  -                   -           1,290,568
   Purchase of treasury shares                                           -                   -             (60,000)
   Sale of common stock                                            974,749           1,295,721           5,339,508
   Proceeds from loan from related party                                 -                   -               5,000
   Payment of loan from related party                               (5,000)                  -              (5,000)
   Contributions to capital                                              -                   -             152,500
                                                         ------------------  ------------------   -----------------
Net cash provided by financing activities                          969,749           1,295,721           6,722,576
                                                         ------------------  ------------------   -----------------
Net Change in Cash                                                 178,492             (15,688)            178,492







                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


Cash, beginning of period                                                -              15,688                   -
                                                         ------------------  ------------------   -----------------
Cash, end of period                                      $         178,492   $               -    $        178,492
                                                         ------------------  ------------------   -----------------

NonCash Transactions:
   Common stock issued for debt                          $               -   $               -    $        135,990
 Received treasury stock for note receivable             $               -   $               -              25,100
   Common stock issued for patent                        $               -   $               -             375,000


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


         NOTE 2 - COMMON STOCK

         In the nine months ending September 30, 2003, CytoGenix issued 5,508,573 shares of common stock for services valued at $390,428 and sold 29,165,149 shares of common stock for $974,749.

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

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)



         The Company has budgeted $1,614,382 for operations in fiscal year 2003, of which $937,582 has been allocated for general and administrative costs and $676,800 has been allocated for research and development, The Company has also budgeted $4,172,000 for operations in fiscal year 2004, of which $1,489,000 has been allocated for general and administrative costs and $2,683,000 has been allocated for research and development,

         The Company will rely on equity financing to satisfy its working capital requirements, and as of September 30, 2003 the Company had $178,492 in cash on hand.

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


During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for April 2004 and subsequent human trials.


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



                                     PART II

ITEM 1.           LEGAL PROCEEDINGS.


The suit styled Charles S. Boyd, et al., Cause no. 2002-14038 in the 61th District Court of Harris County, Texas was settled out of court as of November 20, 2003 with mutual releases by the parties of any and all claims. The terms of the settlement are confidential.

ITEM 2.           CHANGES IN SECURITIES


         On August 7, 2003 the Company issued 7,303,493 shares of common stock. Of these shares, 7, 303,493 shares were sold for an aggregate cash price of $219,105 (or $0.03 per share) in a private placement to accredited investors (Richard Cecil-500, 000 shares, Larry Masi - 200,000 shares, Larry Massi, Maximum Value Promotions - 166,666 shares, Rosemarie Brokenshire - 166,666 shares, Donald Dow - 100,000 shares, Bob Hydeman - 836,827 shares, Marcus & Diane Kuypers - 166,667 shares, Frances Nelkin - 500,000 shares, Vera & Cyril Brandt - 600,000 shares, Peter Imbert - 333,333 shares, Richard Bean - 1,000,000 shares, Steve Pearce - 166,667 shares, Peter Imbert- 266,667 shares, Thomas Loucas - 200,000 shares, Robert Kirk - 100,000 shares, Roland Violette - 2,000,000 shares ). pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder)

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


         On August 20, 2003, the Company issued 100,000 shares of common stock (Corporate Image Bureau- 100,000 shares for services rendered aggregating $14,000 (or $0.14 per share) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On September 22, 2003 the Company issued 2,062,414 shares of common stock. Of these shares, 346,080 were issued to executive officers (Malcolm Skolnick-29,065 shares, Frank Vazquez- 42,349 shares, Yin Chen-65,184 shares and Lawrence Wunderlich- 105,362 shares) and employees (Xin-Xing Tan- 54,320 shares and Harilyn McMicken- 49,800 shares) of the Company as bonus for compensation for an aggregate price of $69,835 or an average of $0.076 per share (based on bonus of 20 % of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of these shares, 1,662,016 were issued to (Hydeman Family Partners- 1,203,683 shares, Rick Barry- 30,000 shares, John Gattineri- 26,667 shares, Kirk Huntsman- 35,000 shares, Donals Lawler-50,000 shares, Richard Cecil- 30,000 shares, Andrew Yosinoff- 20,000 shares, and Douglas Nelkin-266,666 shares) for services rendered aggregating 49,820 (or $.03 per share). The remaining shares were issued to (Scott Edward Parazynski- 47,273 shares and Cy Stein- 7,045 shares) for Board of Director services rendered aggregating 5,000(or an average price of $.092 per share).


         On September 30, 2003 the Company issued 442,857 shares of common stock. Of these shares, 442,856 shares were sold for an aggregate cash price of $62,000 (or $0.14 per share) in a private placement to accredited investors(John Skubinski - 50,000 shares, Eric Stocker - 142,857, Paul Goldman- 100,000, and Don Edwards- 150,000,). pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder)

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


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

                                            CYTOGENIX, INC.

 Date: November 20, 2003                    By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER