Form 10KSB
period 2003-12-31
CYTOGENIX INC
filed 2004-04-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10K-SB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from       to

         Commission file number: 000-26807

                                 CYTOGENIX, INC.
                 (Name of Small Business Issuer in its charter)

                         NEVADA                                 76-0484097
            (State or other jurisdiction of                 (I.R.S. Employer
             incorporation or organization)                  Identification No.)

        3100 WILCREST, STE. 140, HOUSTON, TEXAS                    77042
        (Address of principal executive offices)                 (Zip Code)

          Issuer's telephone number, including area code (713) 789-0070

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for the fiscal year ended December 31, 2003 were $80,000.

         As of March 31, 2004 the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $65,723,565 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statement made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person.) As of March 31, 2004 the registrant had 98,832,430 shares of common stock issued and outstanding.

         Transitional small Business Disclosure Format (check one):
         Yes |_| No |X|

         Documents incorporated by reference:
         None.





                                 CYTOGENIX, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                                                                  3
-------

  ITEM 1. Description of Business..............................................................................         3
---------------------------------
  ITEM 2. Description of Property..............................................................................        11
---------------------------------
  ITEM 3. Legal Proceedings....................................................................................        11
---------------------------
  ITEM 4. Submission of Matters to a Vote of Security Holders..................................................        11
-------------------------------------------------------------

PART II.........................................................................................................        11
-------

  ITEM 5. Market For Common Equity and Related Stockholders Matters............................................        11
-------------------------------------------------------------------
  ITEM 6. Management's Discussion and Analysis or Plan of Operation............................................        15
-------------------------------------------------------------------
  ITEM 7. Financial Statements.................................................................................        17
------------------------------
  ITEM 8. Changes in and Disagreements with Accountants........................................................      F-10
-------------------------------------------------------

PART III....................................................... ................................................     F-18
--------

  ITEM 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the
------------------------------------------------------------------------------------------------------------
Exchange Act...................................................................................................        18
------------
  ITEM 10. Executive Compensation..............................................................................        20
---------------------------------
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management......................................        22
-------------------------------------------------------------------------
  ITEM 12. Certain Relationships and Related Transactions......................................................        23
---------------------------------------------------------
  ITEM 13. Controls and Procedures.............................................................................        23
----------------------------------
  ITEM 14. Exhibits and Financial Statement Schedules and Reports on File 8K...................................        23
----------------------------------------------------------------------------


                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

CytoGenix, Inc. ("CytoGenix" or "the Company") is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technology for identifying and silencing disease causing genes. The Company's technology silences genes from pathogenic organisms or mutated genes from a host to prevent the expression of harmful proteins, thereby preventing or ameliorating disease. The company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies. In addition to development and commercialization of therapeutic compounds, the Company seeks to sell and/or license its technology to biotechnology companies seeking determination of specific genes' function and purpose.


The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company's inception. Since our inception in 1995, we have dedicated ourselves to engineering DNA-based molecules for therapeutic and drug target identification purposes. Our expertise in nucleic acid technology enables us to focus on the development of new types of nucleic acid-based therapeutics based on the ability to express single stranded DNA inside cells of living organisms.

GENE EXPRESSION AND HUMAN DISEASE

Widely published scientific studies conducted over the last twenty years by leading universities, government research laboratories such as the National Institutes of Health and the National Cancer Institute and private research laboratories have established that most diseases are the result of malfunctioning genes in an organism's genome, or the activities of genes from pathogens such as viruses, bacteria or funguses . This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others. To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA
(mRNA) is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it assembles the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves. Fortunately, this genetic activity can be interrupted and controlled at three levels with the introduction of a specific sequence of ssDNA into the cells; at the level of the genome itself, interfering with the messenger RNA (mRNA) produced by the genome leading to the production of the protein for which the mRNA is encoded and at the protein level where a single strand of DNA may be made that will bind with the protein and disable it.

CYTOGENIX GENE SILENCING TECHNOLGY

CYTOGENIX OWNS PATENTED INTRACELLULAR EXPRESSION SYSTEM TECHNOLOGY (CYGXES(TM)) TO PRODUCE ANY DESIRED SEQUENCE-SPECIFIC, SSDNA MOLECULES (ODN) IN INDIVIDUAL CELLS FOR THE PURPOSE OF TRIPLEX, ANTISENSE, CATALYTIC DNA, COMPETITIVE INHIBITION AND APTAMER APPLICATIONS.

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

The key to success with these genetic interventions is to insure that sufficient quantities of the ssDNA molecules ultimately are produced in targeted cells or induced from external sources. CytoGenix has invented what functions as a tiny biological "factory" that, after introduction into the cell, actually produces many copies of specific ssDNA molecules in the cell. The business of CytoGenix is to refine this technology and apply it to the delivery of various patented DNA molecules for the development of effective therapeutic drugs.

DEVELOPMENT TO DATE (REASEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated in the work of Dr. Charles Conrad and InGene, Inc. On April 25, 2000, Dr. Charles Conrad was issued the patent for its stranded DNA expression vector under United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells." CytoGenix purchased Dr. Conrad's patent and other proprietary information from InGene and instituted a broad research and development program to advance single stranded DNA expression technology. Two other patent applications filed through the Patent Cooperation Treaty (PCT) were published on April 20, 2000. The first patent was No. WO 00/22113 entitled, "Enzymatic Synthesis of ssDNA." The second patent was No. WO 00/22114 and entitled "Production of ssDNA in vivo." There are fourteen additional United States pending patent applications describing the Company's technology. And approximately thirty pends corresponding applications in other countries. These activities enabled the Company's expansion and refinement of the technology for possible use in human and animal therapies and agriculture.

These patents are important to the Company because they help form the basis of the technology needed for the production of the Company's technology and other products. The technology has been proven in numerous laboratory and animal experiments and has been widely published as set forth below.

It has been reported in the scientific literature, such as in the Reuters Business Insight 2000 publication, Antisense Therapy: Technical Aspects and
Commercial Opportunities by Prof. Dr. K.K. Jain M.D. that other Antisense molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications. Laboratory cell culture studies have demonstrated that the Company's ssDNA expression vector can adequately deliver sequence specific DNA molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the problems expressed in the literature. The Company's technology is not limited to only antisense applications, but can target and enzymatically cleave target mRNA using DNA enzyme formulations. The technology can also be used to generate triplex forming oligonucleotides that bind to specific sites in the genome itself to down-regulate expression by the gene at that site, generate ssDNA that will bind to specific, targeted proteins to neutralize them and competitively inhibit genetic expression/transcription of targeted genes. The Company has extended the results achieved in cell cultures to cells in live animals.

The Genomics field has vastly expanded the number of potential drug targets. The Company has utilized its ssDNA expression technology to develop a library screening technique for gene target identification and validation. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. The screening library technique enables efficient testing of multiple oligonucleotide sequences with the advantage that when a sequence which silences a targeted gene is identified, the construct for introducing the identified sequence in cellular and animal experiments is readily produced. Use of the screening library has led to discovery of sequences that have been useful in developing several of the products described above.

In July 2002, the Company inaugurated a service geared towards assisting pharmaceutical and biotech companies improve drug discovery efficiency. In addition to our work on in-house targets, we are conducting pilot studies for several companies. For a fixed fee, we will knockdown a gene in a cell system. This will confirm the gene's relevance to the disease of interest. Those genes found to be highly disease-related become targets for new drug or molecular therapies.

Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs. The Company is conducting research and/or preclinical development with product candidates in the following areas: ANTI-VIRALS, ANTI-BACTERIALS, ANTI-INFLAMMATORIES, ANTI-CANCER, ALTERNATIVE VIRAL AND NON-VIRAL DELIVERY TECHNOLOGIES.

THE PRODUCTS WE ARE WORKING ON INCLUDE:

CYGX0301 (SIMPLEVIR(TM)) anti herpes topical cream- addresses the needs of 70 million infected Americans; today's marginally effectiVE products have revenues in excess of $1 billion. Indications include prophylactic and neonatal applications. Our proprietary plasmid DNA sequences turn-off the HSV ICP4 and ICP47 genes. Found in HSV 1, 2 and Herpes Zoster the ICP4 gene is critical for the replication of the virus in the host cell. The ICP47 gene produces a protein that assists the virus in interfering with a host's immune system in recognizing the virus and eliminating it. Pre-clinical in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the company's proprietary plasmid DNA coded with an ICP4 knockdown sequence. Mouse trials were initiated in August, 2003 and are continuing. Trials using human skin from cadavers or from surgical procedures have been initiated with tissue data now being analyzed.

CYGX0302 targets genes in strains of the human Papilloma virus recognized as a cause of cervical cancer.

CYGX0303 targets genes in the human rhino virus, the major cause of rhinitis (colds) in humans.

CYGX0401 (INFLAMOX(TM)) is a broad-spectrum anti-inflammatory skin cream for the treatment of psoriasis, contact dermatitis, acne, decubitus, rosacea and joint swelling. Pre-clinical trials are pending availability of funds.

CYGX0501,  CYGX0502 and CYGX0503 are experimental  anti-bacterial agents against
E. coli, streptococcus, and staphylococcus. CytoGenix patent pending technology has been used to identify several bacterial genes that when turned off will cause bacteria to die, to cease growing or prevent the bacteria from expressing toxins. CYGX0501 sequences have been tested against E-coli and have been shown to eliminate sepsis in mice. CYGX0502 AND 0503 are under development and test. This technology has a significant advantage over the present generation of antibiotics because the bacteria cannot mutate and evolve away from this attack.

CANCER

investigators have used the company's ssDNA expression vector technology to knockdown cancer genes. Some of this work is now progressed to the level of preclinical studies and possibly clinical applications.

AEROSOL DELIVERY OF ANTI METASTATIC TUMORS IN LUNGS

"Metastatic tumors in the lungs are malignancies (cancers) that developed at other sites and spread via the blood stream to the lungs. Common tumors that metastasize to the lungs include breast cancer, colon cancer, prostate cancer, sarcoma, bladder cancer, neuroblastoma, and Wilm's tumor. However, almost any cancer has the capacity to spread to the lungs." Information from MedLinePLus at http://www.nlm.nih.gov/medlineplus/ency/article/000097.htm.


The company has received a federal government grant from the National Institutes of Health (the National Cancer Institute) to support the Company's work with a researcher at a major medical school who is using the company's ssDNA expression vector with a propietary aerosol delivery system against a cancer gene common to metatastic tumor cells.


ANTI SOLID TUMOR GENE THERAPY

The company has entered into an agreement with scientists at a university gene therapy center for preclinical experiments using the company's ssDNA expression vector technology to silence a gene that has been shown to cause malignant transformation of tumor cells.

The combination of a proprietary delivery technology and CytoGenix' gene silencing technology has great potential for treating malignancies particularly in breast, head, neck, and prostate tumors.

NUCLEIC ACID DELIVERY TECHNOLOGY

DNA  delivery  into  cells is a  rapidly  developing  area in gene  therapy  and biotechnology. Viral methods of DNA delivery are well-characterized and efficient, but little is known about the toxicity and immunogenecity of viral vectors. As a result, the company is continuing investigation of viral vectors but concentrating its efforts on non-viral, transfection methods of DNA delivery.

The company is investigating targeted delivery to using synthetic DNA delivery systems containing histidine-rich peptides and polypeptides and self-assembled delivery systems based on cationic lipids and polymers.

The Company has received A Small Business Technology Transfer Grant from the National Institutes of Health in May, 2002 entitled, "Single Stranded DNA Expression of Triplex forming Oligonucleotides." The grant award was for $100,000. The first phase of this Grant has been completed. A second Grant for "PEI Aerosol Delivery of an ssDNA Expresion Vector" from the National Cancer Institute was awarded in February, 2004 in the amount of $100,000.

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

The Company is  currently  supporting  four (4)  Sponsored  Research  Agreements
(SRA):

         Dr. Cy Stein's lab at Albert Einstein College of Medicine is using Cytogenix's proprietary gene silencing DNA technology against a gene that is expressed in melanoma cells that produces a protein known to counteract the effect of several chemotherapeutic agents in difficult to treat cancers.

         Dr. Richard Pyle's lab at the University of Texas Medical Branch at Galveston, Texas is conducting animal trials to determine the efficacy of the CytoGenix therapeutic compound against Herpes Simplex I and II.

         Dr. Charles Densmore's lab at Baylor College of Medicine is conducting animal trials to determine the effect of CytoGenix's gene silencing technology on cancer in the lungs of mice using aerosol gene delivery system.

         Dr. Jeffrey K. Actor's lab at the University of Texas Health Science Center Houston Medical School is conducting studies to determine the effect of CytoGenix's gene silencing anti-bacterial agent against Sepsis induced in mice.


         Other research is contemplated to explore various plasmid delivery systems.

Yin Chen, the Company's Vice President of Research and Development, was invited to give presentation at 1) the 10th International Conference on Gene Therapy in Cancer held from December 13 to 15, 2001 in San Diego, CA; and 2) 3rd Annual
Conference: RNA in Drug Development - RNA as Tool and Target, San Diego, CA, November 10-13, 2003.

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

         Alejandro Barbieri, Ph.D., Washington University, Title: Early endosome fusion study.

         Lance Augustin, Ph.D., University of Minnesota, Research: in vivo chromosomal site-directed mutagenesis

         Charles Conrad, MD, M.D. Anderson Hospital and Tumor Institute,  Title:
         To be announced

The Company and its cooperating university scientists have published a number of scientific papers and presented at scientific meetings. These publications include:

1. Tan, X., Knesha, R., Margolin, W. and CHEN, Y. DNA enzyme generated by a novel single-stranded DNA expression vector inhibits expression of the essential bacterial cell division gene ftsZ, Biochemistry, 43:
         1111-1117, 2004.
2. McMicken, H., Bates, P. and CHEN, Y. Antiproliferative activity of G-quartet-containing oligonucleotides generated by a novel single-stranded DNA expression system, Cancer Gene Therapy, 10(12):867-869, 2003.
3. CHEN, Y. and McMicken, H. Intracellular production of DNA enzyme by a novel single-stranded DNA expression vector, Gene Therapy, 10:1776-1780, 2003.
4. CHEN, Y. , Ji, Y., and Conrad, C. Expression of single-stranded DNA in mammalian cells, Biotechniques, 34:167-171, 2003.
5. CHEN, Y., Novel Technologies for target validation, Genetic Engineering News, 23(11):7-9, 2003.
6. CHEN, Y. A novel single-stranded DNA (ssDNA) expression vector (Review), Expert Opinion on Biological Therapy, 2:735-740, 2002.
7. CHEN, Y. Meeting highlights, 10th International conference on gene therapy of cancer, Expert Opinion on Biological Therapy, 2:443-445, 2002.
8.       CHEN, Y., Growth of oligo-based drugs, Genomics & Proteomics,  October,
         2002.
9. Datta, H., and Glazer, P. Intracelullar generation of single-stranded DNA for chromosomal triplex formation and induced recombination, Nucleic Acid Research, 29:5140-5147, 2001. A marvel of biochemical engineering means cells can produce DNA enzyme to attach cancer, New Scientist, January, 2001.
10. CHEN, Y. , Ji, Y., Roxby, R., and Conrad, C. In vivo expression of single-stranded DNA in mammalian cells with DNA enzyme sequences targeted to c-raf, Antisense & Nucleic Acid Drug Development, 10:
         415-422, 2000.

OUR BUSINESS STRATEGY

The goal and the focus of the company are to leverage its proprietary technology to maximize investor value. The company is developing skin creams that are safer and more effective than systemic drugs (pills) for these diseases. Upon successful completion of Phase I/II clinical trials, the company intends to seek distribution agreements with domestic and foreign pharmaceutical companies.

    o We intend to independently develop oligonucleotide mediated therapeutic applications in several disease areas.

    o We will pursue partnerships with other pharmaceutical or biotechnology companies to develop DNA expression-based therapeutics.

    o We will seek to maintain and expand our patent portfolio and proprietary technology. We own fifteen (15) issued or pending patents relating to nucleic acid technology, gene identification and gene silencing techniques. There are also more than thirty (30) foreign counterparts. We aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and gene target validation.

    o We intend to leverage our oligonucleotide expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in oligonucleotide and nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

MANAGEMENT AND EMPLOYEES

The Company has the following 7 full-time employees:

MANAGEMENT

CHIEF EXECUTIVE OFFICER/PRESIDENT - MALCOLM SKOLNICK, PHD, JD
-------------------------------------------------------------
Malcolm Skolnick has served as President, Chief Executive Officer and Director of the Company since September 1999. He received his Ph.D. in Physics from Cornell University and the JD from the University of Houston Law Center. Prior to joining the Company, Dr. Skolnick held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health of the University of Texas Health Science Center at Houston. He has conducted both animal experiments and clinical trials and has presented clinical data to the Food and Drug Administration pursuant to obtaining Pre-Market Approval for medical devices. Dr. Skolnick is currently an Adjunct Professor in the School of Public Health where he formerly served as Professor of Technology and Health Law. Dr. Skolnick is a registered patent attorney and licensed to practice in Texas. Prior to joining the School of Public Health, Dr. Skolnick managed the Health Science Center's Office of Technology Management and oversaw the University's activities in protecting and licensing its technology. Dr. Skolnick has been active in patent prosecution and licensing for selected clients and has served as an expert witness in intellectual property, product liability, and accident reconstruction matters. He also serves on the Board of Directors of several companies and foundations.

DIRECTOR OF RESEARCH AND DEVELOPMENT -- YIN CHEN, PHD
-----------------------------------------------------
Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company's proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

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

SAMUEL KAPLAN, PH.,D. Professor and Chairman of the Department of Microbiology of the University of Texas Houston Medical School. Dr. Kaplan's scientific and academic career spans four decades and several continents. He is chairman of the publications board of the American Society of Microbiology, publishers of eleven of the world's premier biological sciences journals. Recognized by his peers, he is the recipient of twelve honorary awards. He has authored over 200 scientific papers and written several chapters of electronic educational texts.

For the past twenty years, Dr. Kaplan has lead the investigation of the bacterium Rhodobacter sphaeroides, "This group of bacteria are among the most metabolically diverse organisms known, being capable of growing in a wide variety of growth conditions." Dr. Kaplan is a collaborator in the U.S. Department of Energy funded R. sphaeroides Genome Project. R. sphaeroides has interesting properties, for example, it can break down or "eat" heavy metals. The scientific knowledge gained in this effort has great implications in the fields of energy transformation and bioremediation.

Dr. Kaplan earned his bachelor's degree from Cornell University, his masters from Yale and his doctorate in molecular genetics from the University of California San Diego. He completed two years of post-doctoral training at Cambridge University. He joined the faculty of University of Illinois - Urbana in 1967 and moved through the institution's academic ranks to the position of professor and director of the Biotechnology Center in 1987. In 1989, he was appointed Chairman of the Department of Microbiology at University of Texas Houston Medical School.


YIN CHEN, PH.D.: See the description above under the caption "Management"


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

ITEM 2: DESCRIPTION OF PROPERTY

The Company's corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042. The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003. The facility is in new condition and is adequate for the Company's current operations. Rent on the facility is $5,800.00 per month.

ITEM 3: LEGAL PROCEEDINGS

Not Applicable.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

PRINCIPAL MARKET

The Company's securities were quoted on the NASD electronic bulletin board, from February 5, 1996 to February 27, 2000. The Company was delisted from the NASD electronic bulletin board on February 27, 2000 due to the Company having not achieved compliance with NASD marketplace rule 6530. On August 24, 2001 the Company was relisted on the Over The Counter Bulletin Board. The Company's ticker symbol is "CYGX". The market makers in 2003 for the Company's common stock were:

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




                                    HIGH LOW





                                                             HIGH        LOW

Fiscal Year Ending December 31, 2003
        Fourth Quarter Ended 12/31/03...............         .87         .62
        Third Quarter Ended 9/30/03.................        1.16         .58
        Second Quarter Ended 06/30/03...............         .19         .04
        First Quarter Ended 3/31/03.................         .13         .05
Fiscal Year Ending December 31, 2002
        Fourth Quarter Ended 12/31/02...............         .19         .09
        Third Quarter Ended 9/30/02.................         .25         .11
        Second Quarter Ended 06/30/02...............         .46         .19
        First Quarter Ended 3/31/02.................         .48         .16

STOCKHOLDERS

As of December 31, 2003 there were approximately 620 shareholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

CHANGES IN SECURITIES

On January 27, 2003 the Company issued 2,632,393 shares of common stock. Of these shares, 191,166 were issued (Scott Edward Parazynski- 91,737 shares and Michael Walters- 99,429 shares) for $25,000 services rendered (or $0.13 per share). Also of these shares, 911,227 were issued to executive officers (Malcolm Skolnick-288,000 shares, Frank Vazquez- 78,261 shares, Yin Chen-125,217 shares and Lawrence Wunderlich- 125,217 shares) and employees (Kim Totsky- 65,823 shares, Maury M. Fogle- 120,000 shares, Xin-Xing Tan- 13,043 shares and Harilyn McMicken- 95,666 shares) of the Company as bonus for compensation for an aggregate price of $70,913 or an average of $0.11 per share (based on a bonus of 20 % of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $70,913, $191 was received from the employees in cash and the remainder represents stock compensation. Also of these shares, 1,100,000 were issued (Frank Vazquez-500,000 shares, Xin-Xing Tan- 100,000 shares and Yin Chen- 500,000 shares) for an aggregate price of $66,000 (or an average of $0.06 per share) as bonuses for compensation, which shares were issued in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of the $66,000, $1,100 was received from the employee in cash and the remainder represents stock compensation. The remaining 430,000 shares were sold for an aggregate cash price of $38,700 (or $0.09 per share) in a private placement to accredited investors (Lou Howard- 30,000 shares and Roland L Violette- 400,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On March 11, 2003, the Company issued 251,496 shares of common stock (Hydeman family Partners- 86,497 shares, Marc Nelkin- 13,333 shares, Douglas Nelkin-40,000 shares, Richard Cecil- 8,333 shares and Andrew Yasinoff- 3,333 shares) for services rendered aggregating $17,605 (or $0.07 per share) ) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On March 24, 2003, the Company issued 1,521,428 shares of its common stock. These shares were sold for an aggregate cash price of $106,500 (or $0.07 per share) in a private placement to accredited investors (Robert P. Maddox-50,000 shares, Kenneth Howard- 30,000 shares, Kenneth Howard II- 10,000 shares, Karen Howard- 10,000 shares, Eric H. Stocker- 142,857 shares, G. Don Edwards 150,000 shares, Paul Goldman- 100,000 shares, John P. Skubinski- 50,000 shares, Marc S. Nelkin- 28,571 shares, Brad Houston- 350,000 shares and Roland L Violette-600,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On May 06, 2003, the Company issued 364,285 shares of its common stock. These shares were sold for an aggregate cash price of $25,500 (or $0.07 per share) in a private placement to accredited investors (Brad Houston- 78,571 shares, William Waldroff- 285,714 shares pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On May 16, 2003 the Company issued 2,043,210 shares of common stock. Of these shares, 1,943,210 shares were sold for an aggregate cash price of $35,000 (or $0.018 per share) in a private placement to accredited investors (Roland Violette-1,943,210 shares ) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder. The remaining shares were issued to (Harry Bushong- 50,000 shares and Timothy Kipper- 50,000 shares) for $7,000 of services rendered (or $0.14 per share).

On June 03, 2003 the Company issued 719,413 shares of common stock. All of these shares were issued to executive officers (Malcolm Skolnick-156,648 shares, Frank Vazquez- 117,510 shares, Yin Chen-93,989 shares and Lawrence Wunderlich- 93,989 shares) and employees (Kim Totsky- 49,407 shares, Maury M. Fogle- 57,739 shares,

Xin-Xing Tan- 78,324 shares and Harilyn McMicken- 71,807 shares) of the Company as bonus compensation for an aggregate price of $69,835 or an average of $0.097 per share (based on a bonus of 20 % of annual gross salary) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

On June 26, 2003, the Company issued 1,616,067 shares of common stock (Hydeman Family Partners- 5,000 shares, Douglas C. Nelkin- 67,857 shares, for $5,100 services rendered (or $0.07 per share). The remaining shares, 1,543,210 shares were sold for an aggregate cash price of $25,000 (or $0.0126 per share) in a private placement to accredited investor (Roland Violette-1,543,210 shares ) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On June 30, 2003 the Company issued 15,616,666 shares of common stock. Of these shares, 15,616,666 shares were sold for an aggregate cash price of $468,500 (or $0.03 per share) in a private placement to accredited investors (Paul Goldman-500,000 shares, Andrew Yosinoff - 266,666 shares, Jett - 5,000,000 shares, John Sullivan - 300,000 shares, Robert Lilley - 333,333 shares, Janie F. Edwards - 450,000 shares, Gary Edwards - 650,000 shares, Charles Skarshaug - 300,000 shares, Richard Cecil - 250,000 shares, Series LTD, Inc. - 500,000 shares, Robert Pietrantonio - 166,667 shares, Joel Ray - 200,000 shares. Jerry Tullo - 100,000 shares, Nasir & Samina Shaikh - 500,000 shares, John P. Skubinski - 500,000 shares, Yvonne Gattineri - 100,000 shares, John & Sandra Ehlert - 200,000 shares, Ronald Huntsman - 300,000 shares, Donald Lawlor -200,000 shares, Peter Corbet - 200,000 shares, Robert James - 166,667 shares, Scott Huntsman - 200,000 shares, Robert Charney - 200,000 shares, Robert & Claudia White - 200,000 shares, Steven Huntsman - 200,000 shares, Jerome Butler
- 200,000 shares, Ray Adams - 100,000 shares, Andrew Adams - 100,000 shares, Carey D. Gray - 200,000 shares, Ronald Kozak - 200,000 shares, D & L Builders - 200,000 shares, Warren Hammer - 200,000 shares, Donals Lawlor 200,000 shares, Bill Mergo - 200,000 shares, Mark H. Mackain - 500,000 shares, Ruth V. Marascia trust - 200,000 shares, Dino Landino - 100,000 shares, Richard Barry - 333,333 shares, Roland Violette - 900,000 shares ). pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder )


On August 7, 2003 the Company issued 7,303,493 shares of common stock. Of these shares, 7, 303,493 were sold for an aggregate cash price of $219,105 (or $0.03 per share) in a private placement to accredited investors (Richard Cecil-500,000 shares, Larry Masi - 200,000 shares, Larry Massi, Maximum Value Promotions - 166,666 shares, Rosemarie Brokenshire - 166,666 shares, Donald Dow - 100,000 shares, Bob Hydeman - 836,827 shares, Marcus & Diane Kuypers - 166,667 shares, Frances Nelkin - 500,000 shares, Vera & Cyril Brandt - 600,000 shares, Peter Imbert - 333,333 shares, Richard Bean - 1,000,000 shares, Steve Pearce 166,667 shares, Peter Imbert- 266,667 shares, Thomas Loucas - 200,000 shares, Robert Kirk - 100,000 shares, Roland Violette - 2,000,000 shares pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder)

On August 20, 2003, the Company issued 100,000 shares of common stock (Corporate Image Bureau- 100,000 shares for services rendered aggregating $14,000 (or $0.14 per share) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On September 22, 2003 the Company issued 2,062,414 shares of common stock. Of these shares, 346,080 were issued to executive officers (Malcolm Skolnick-29,065 shares, Frank Vazquez- 42,349 shares, Yin Chen-65,184 shares and Lawrence Wunderlich- 105,362 shares) and employees (Xin-Xing Tan- 54,320 shares and Harilyn McMicken- 49,800 shares) of the Company as bonus compensation for an aggregate price of $69,835 or an average of $0.076 per share (based on bonus of 20 % of annual gross salary) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. Of these shares, 1,662,016 were issued to (Hydeman Family Partners- 1,203,683 shares, Rick Barry- 30,000 shares, John Gattineri-26,667 shares, Kirk Huntsman- 35,000 shares, Donals Lawler-50,000 shares, Richard Cecil- 30,000 shares, Andrew Yosinoff- 20,000 shares, and Douglas Nelkin-266,666 shares) for services rendered aggregating 49,820 (or $.03 per share). The remaining shares were issued to (Scott Edward Parazynski- 47,273 shares and Cy Stein- 7,045 shares) for Board of Directors compensation, $5,000 (or an average price of $.092 per share).

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

On September 30, 2003 the Company issued 1,157,142 shares of common stock. Of these shares, 1,157,142 shares were sold for an aggregate cash price of $162,000 (or $0.14 per share) in a private placement to accredited investors(Brad Houston
- 428,571 shares, Roland Violette - 600,000, Robert & Ingrid Maddox - 50,000, Mark Nelkin - 28,571, Ken Howard - 30,000, Ken Howard II - 10,000, and Karen Howard- 10,000,). pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder )

On November 26, 2003, the Company issued 1,108,260 shares of common stock. Of these shares 121,284 shares were issues to Chris Hymel for $6,431 services rendered (or $0.05 per share), 531,976 shares issued to Douglas Nelkin for $24,825.54 services rendered (or $.05 per share), 55,000 shares issued to Marc Nelkin for $48,000 services rendered (or $.88 per share) and 400,000 shares to Twitchell Corporation, Jan Vonk, Jim Wrobel, Clayton Carter and Cade Carter for $352,000 services rendered (or $.88 per share) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder.

On December 09, 2003 the Company issued 1,140,257 shares of common stock. Of these shares, 48,757 were issued to executive officers (Malcolm Skolnick-12,357 shares, Frank Vazquez- 8,783 shares, Yin Chen-7,026 shares and Lawrence Wunderlich- 9,368 shares) and employees (Xin-Xing Tan- 5,855 shares and Harilyn McMicken- 5,368 shares) of the Company as bonus for compensation for an aggregate price of $31,313 or an average of $0.64 per share (based on a bonus of 25 % of annual gross salary) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. The remaining 1,091,500 share were sold for an aggregate cash price of $436,600 (or $0.40 per share) in a private placement to accredited investors(Donald Griffin - 100,000 shares, Margaret Barham - 25,000 shares, Jackie Houston- 180,000 shares, Terry Jenkins - 25,000 shares, Barney Jeffcoats - 200,000 shares, Samuel & Lee Wilkins - 50,000 shares, Brad Houston - 75,000 shares, David & Tara O'Donnell - 12,500 shares, Ashley & Caroline Hollowell - 25,000 shares, Larry & Jennifer Lowe - 25,000 shares, Clayton Smith
- 25,000 shares, Marcus Kuypers - 25,000 shares, Series Unltd, Inc. - 50,000 shares, Frank Esposito - 20,000 shares, John Drury - 2,500 shares, James Loflin
- 2,500 shares, Irle Dean Rhodes - 25,000 shares, Richard Thomas Barnes - 12,500 shares, Michael Deno - 75,000, Dorian Shapiro - 36,500 and Nicolas Wonnell-100,000,) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 506 thereunder )



ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Management's Plan of Operation contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

The Company has budgeted approximately $3,200,000 for operations in fiscal year 2004, of which approximately $1,700,000 has been allocated for general and administrative costs and $1,500,000 for research and development. We will rely on equity financing to satisfy its working capital requirements, and has as of December 31, 2003 $236,962 of cash on hand for fiscal year 2004. Of the $1,500,000 budgeted for research and development expenses, the Company anticipates $1,100,000 will be utilized for pre-clinical development and $155,000 will be paid as salary to the Company's employees and researchers and $55,000 will be paid for supplies.

There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company. The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA clinical studies of its pre-clinical product candidates.

The Company's ability to continue operations through December 31, 2004 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2004. Based on historical yearly financial requirements, operating capital of approximately $3.2 million will be needed for each of the calendar years 2004 and 2005.

The  Company  has  also  entered  into a  Consulting  Agreement  with  Eurotrade
Financial, Inc. dated March 19, 2002. Pursuant to this agreement, the consultants are advising the Company as to, among other things, financial public relations and corporate finance matters, including the raising of up to $5,000,000 of working capital through the issuance of equity securities. The term of this consulting agreement expires on March 19, 2003. In consideration for the financial public relations consulting, the Company has issued 2,200,000 shares of its Common Stock to six entities selected by the consultant. Of those shares, 1,200,000 have been released from escrow to those six entities and the remaining 1,000,000 shares are to be released at the rate of 100,000 per month on the last day of each remaining month in 2002. As of March 19, 2003 all 2,200,000 shares of Common Stock have been released from escrow. In the event the Company raises working capital pursuant to this consulting agreement, the Company is obligated to pay the consultant a finder's fee equal to 2% of the gross proceeds. In addition, if the Company obtains working capital as a result of any licensing, joint venture or other mutual exploitation of any asset of the Company due to the advice received from the consultant, the Company would be obligated to pay the consultant; (i) 5% of the first $1,000,000 of proceeds, plus (ii) 4% of the portion of proceeds in excess of $1,000,000 but less than $1,999,999, plus (iii) 3% of the portion of proceeds in excess of $2,000,000 but less than $2,999,999, plus (iv) 2% of the portion of proceeds in excess of $3,000,000 but less than $3,999,999, plus (v) 1% of the portion of proceeds in excess of $4,000,000. As of March 19, 2003, the Company has raised no working capital as a result of this consulting agreement and the agreement on this dated has expired.

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

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS



Independent Auditor's Report                                                F-1

Balance Sheet                                                               F-2

Statement of Operations                                                     F-3

Statement of Changes in Stockholders' Deficit                               F-4

Statement of Cash Flows                                                     F-5

Notes To The Financial Statements                                           F-6

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
 CytoGenix, Inc.
 A Development Stage Company
 Houston, Texas

We have audited the accompanying balance sheet of CytoGenix, Inc. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for each of the two years then ended and the period from February 10, 1995 (Inception) through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period February 10, 1995 (inception) through December 31, 2000, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period February 10, 1995 (inception) through December 31, 2000, include total revenues and net loss of $0 and $8,248,701, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period February 10, 1995 (inception) through December 31, 2003, insofar as it relates to amounts for prior periods through December 31, 2000, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2003, and the results of its operations and its cash flows for each of the two years then ended and the period from February 10, 1995 (Inception) through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2003 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Malone & Bailey, PLLC
-------------------------
    Malone & Bailey, PLLC
www.malone-bailey.com
Houston, Texas
March 22, 2004



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                 ASSETS

CURRENT ASSETS:
     Cash                                                                             $      236,962
    Prepaid expenses                                                                          20,374
                                                                                      --------------
           Total current assets                                                              257,336

Property and equipment, net of $113,521 accumulated depreciation                              90,223
Deposits                                                                                       6,399
                                                                                      --------------
           Total assets                                                               $      353,958
                                                                                      ==============

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                  $      288,367
     Accrued expenses                                                                        308,835
                                                                                      --------------
           Total current liabilities                                                         597,202
                                                                                      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 150,000,000 shares
       authorized, 98,724,993 shares issued and outstanding                                   98,725
    Additional paid-in capital                                                            17,447,556
    Treasury stock                                                                          (629,972)
    Deficit accumulated during the development stage                                     (17,159,553)
                                                                                      --------------
           Total stockholders' deficit                                                      (243,244)
                                                                                      --------------

           Total liabilities and stockholders' deficit                                $      353,958
                                                                                      ==============














     See accompanying summary of accounting policies and notes to financial statements.



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS
                YEARS ENDED DECEMBER 31, 2003 AND 2002 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2003


                                                                                                       Inception
                                                                                                        Through
                                                                2003                 2002                2003
                                                         ------------------   -----------------   ------------------

 REVENUES                                                $        80,000      $         1,700     $        82,575

 COST OF REVENUES                                                264,893                    -             264,893
                                                         ---------------      ---------------     ---------------

 GROSS MARGIN                                                   (184,891)               1,700            (182,316)

 COSTS AND EXPENSES:
     Research and development                                   (454,433)            (187,040)         (5,250,403)
     General and administrative                               (1,629,649)          (2,203,165)        (11,157,880)
     Depreciation and amortization                               (38,445)             (40,699)           (206,075)
     Impairment expense                                                -                    -            (345,588)
     Equity in losses of joint venture                                 -                    -             (10,000)
                                                         ---------------      ---------------     ---------------
 LOSS FROM OPERATIONS                                         (2,307,420)          (2,429,204)        (17,152,262)

 OTHER INCOME:
     Gain on sale of security                                          -                    -                 881
       Loss on disposal of property of equipment                  (9,805)                   -              (9,805)
     Dividend income                                                   -                    -               1,633
                                                         ---------------      ---------------     ---------------
 NET LOSS                                                $    (2,317,225)     $    (2,429,204)    $   (17,159,553)
                                                         ===============      ===============     ===============

 Net loss per share:
     Basic and diluted net loss per share                $          (.03)     $          (.04)
                                                         ===============      ===============

 Weighed average shares outstanding:
     Basic and diluted                                        81,413,585           55,765,944
                                                         ===============      ===============










     See accompanying summary of accounting policies and notes to financial statements.



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                       STATEMENT OF STOCKHOLDERS' DEFICIT
       PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2003



                                                COMMON STOCK            Additional                                         Total
                                        ----------------------------     Paid -in        Treasury         Retained     Stockholders'
                                           Shares         Amounts        Capital           Stock           Deficit         Deficit
                                        -------------  -------------  --------------  ---------------  -------------- --------------

Shares issued for cash - Note 5            19,983,036  $      19,983  $    2,748,733  $             -  $           -  $   2,768,716

Shares issued for services - Note 5        15,243,474         15,243       5,213,895                -              -      5,229,138

Stock option expense                                -              -       1,797,300                -              -      1,797,300

Contributions to capital                            -              -         152,500                -              -        152,500

Purchase of treasury stock                          -              -               -          (60,000)             -        (60,000)

Sales of treasury stock                             -              -      (1,639,938)       2,180,506              -        540,568

Shares issued for debt                        212,780            213         135,777                -              -        135,990

Issuance of stock into treasury            20,000,000         20,000      10,455,016      (10,475,016)             -              -

Retirement of treasury stock              (11,048,625)       (11,048)     (6,862,825)       6,873,873              -              -

Penalty on sale of treasury stock                   -              -        (125,765)         125,765              -              -

Shares issued for patent                      500,000            500         374,500                -              -        375,000

Shares received for note receivable                 -              -               -          (25,100)             -        (25,100)

Reclassify prior year treasury sales to

   additional paid in capital in 2000               -              -               -          750,000              -        750,000

Deficit accumulated in development stage            -              -               -                -    (12,413,124)   (12,413,124)
                                        -------------  -------------  --------------  ---------------  -------------- --------------

BALANCE, December 31, 2001                 44,890,665         44,891      12,249,193         (629,972)   (12,413,124)      (749,012)
Shares issued for cash                     12,992,411         12,992       1,583,051                -              -      1,596,043
Shares issued for services                  3,162,535          3,163       1,013,584                -              -      1,016,747
Net loss                                            -              -               -                -     (2,429,204)    (2,429,204)
                                        -------------  -------------  --------------  ---------------  -----------------------------

BALANCE, December 31, 2002                 61,045,611         61,046      14,845,828         (629,972)   (14,842,328)      (565,426)
Shares issued for cash, net fundraising    31,662,784         31,663       1,289,686                -              -      1,321,349
Shares issued for services                  4,295,315          4,295         729,056                -              -        733,351
Shares issued for debt                        121,284            121          95,693                -              -         95,814
Shares issued for exercised warrants        1,599,999          1,600         222,400                -              -        224,000
Share rights issued as revenue                      -              -         264,893                -              -        264,893
incentive
Net loss                                            -              -               -                -     (2,317,225)    (2,317,225)
                                        -------------  -------------  --------------  ---------------  -------------  -------------

BALANCE, December 31, 2003                 98,724,993  $      98,725  $   17,447,556  $      (629,972) $ (17,159,553) $    (243,244)
                                        =============  =============  ==============  ===============  =============  =============





     See accompanying summary of accounting policies and notes to financial statements.



                                 CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY
                      Consolidated Statement of Cash Flows
                YEARS ENDED DECEMBER 31, 2003 AND 2002 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2003

                                                                                                      Inception
                                                                                                       Through
                                                                2003                2002                 2003
                                                         ---------------     ---------------      ---------------
OPERATING ACTIVITIES:
   Net loss                                              $    (2,317,225)    $    (2,429,204)        $(17,159,553)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               38,445              40,699              206,076
      Impairment expense                                               -                   -              345,588
      Stock issued for services                                  733,351           1,016,747            6,979,237
      Stock option expense                                       264,891                   -            2,062,191
          Loss on disposal of property & equipment                 9,805                   -                9,805
      Equity in losses of joint venture                                -                   -               10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                        (12,160)              2,982              (20,374)
              Deposits                                            (6,399)                  -               (6,399)
         Accounts payable & accrued expenses                      31,263            (237,568)             825,629
                                                         ---------------     ---------------      ---------------
Net cash used in operating activities                         (1,258,029)         (1,606,344)          (6,747,800)
                                                         ---------------     ---------------      ---------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                            (45,358)            (10,387)            (273,315)
   Issue note receivable                                               -                   -              (25,100)
   Investment in joint venture                                         -                   -              (10,000)
                                                         ---------------     ---------------      ---------------
Net cash provided by used in investing activities                (45,358)            (10,387)            (308,415)
                                                         ---------------     ---------------      ---------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                         -                   -              250,000
   Payments on notes payable                                           -                   -             (250,000)
   Treasury shares sold                                                -                   -            1,290,568
   Purchase of treasury shares                                         -                   -              (60,000)
   Sale of common stock, net fundraising                       1,321,349           1,596,043            5,461,109
    Sale of common stock for exercised warrants                  224,000                   -              449,000
   Loans from related parties, net                                (5,000)              5,000                    -
   Contributions to capital                                            -                   -              152,500
                                                         ---------------     ---------------      ---------------
Net cash provided by financing activities                      1,540,349           1,601,043            7,293,177
                                                         ---------------     ---------------      ---------------
NET CHANGE IN CASH                                               236,962             (15,688)             236,962
CASH, beginning of period                                              -              15,688                    -
                                                         ---------------     ---------------      ---------------
CASH, end of period                                      $       236,962     $             -      $       236,962
                                                         ===============     ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                         $            -      $             -      $             -
                                                         ==============      ===============      ===============
   Income taxes paid                                     $            -      $             -      $             -
                                                         ==============      ===============      ===============
NONCASH TRANSACTIONS:
   Common stock issued for debt                          $       95,814      $             -      $       231,804
   Received treasury stock for note receivable                        -                    -               25,100
   Common stock issued for patent                                     -                    -              375,000





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

                                 CYTOGENIX, INC.
                         NOTES TO FINANCIAL STATEMENTS


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


NOTE 2 - GOING CONCERN

CytoGenix has incurred losses totaling $17,159,553 through December 31, 2003 has a working capital deficit of $339,866 at December 31, 2003. Because of these conditions, CytoGenix will require additional working capital to develop business operations. CytoGenix intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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


NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2003:


               Lab equipment                   5 years          $  110,384
               Furniture and office equipment  3-7 years            93,360
               Less: accumulated depreciation                     (113,521)
                                                                ----------
               Net book value                                  $    90,223
                                                               ===========


Depreciation   expense   totaled   $38,455   and  $40,699  for  2003  and  2002,
respectively.
                                       F-7

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 4 - ACCRUED EXPENSES

Accrued expenses mainly consists of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll and accrued payroll taxes as of December 31, 2003 and 2002 was $269,458 and $162,551, respectively.

NOTE 5 - COMMON STOCK ISSUANCES

CytoGenix common stock issuances since inception have been as follows:

STOCK ISSUED FOR SERVICES:
                         Year                  Shares               Amount
                         ----              ------------          -----------
                         1995                 4,584,500           $     47,383
                         1996                   500,000                375,000
                         1997                 3,687,425                691,392
                         1998                 3,601,021              2,820,826
                         1999                   544,348                468,322
                         2000                   546,171                491,473
                         2001                 1,780,009                334,742
                                            -----------            -----------
                         Sub-total           15,243,474              5,229,138
                         2002                 3,162,535              1,016,747
                         2003                 4,295,315                733,351

STOCK ISSUED FOR CASH:
                         Year                  Shares               Amount
                         ----              ------------          -----------
                         1995                   110,000           $     21,000
                         1997                   825,974                129,132
                         1998                 2,964,000                593,800
                         1999                   317,220                130,026
                         2000                 1,268,989                610,800
                         2001                14,496,853              1,283,958
                                            -----------            -----------
                         Sub-total           19,983,036              2,768,716
                         2002                12,992,411              1,596,043
                         2003                31,662,784              1,321,349

In 2003, restricted common stock sold for cash was consistently sold through private placement memorandums at a discount. The difference between the selling price and the fair market value on the date sold was approximately $6,200,000 for the year.

In connection with the private placement memorandums, CytoGenix issued 2,248,992 shares of common stock for costs of capital.

STOCK ISSUED FOR DEBT:
In 2003, 121,284 shares were issued for debt totaling $95,814.

In 1998, 212,780 shares were issued for debt totaling $135,990 and in 2000, 500,000 shares were issued for a patent, recorded at the fair value of the stock issued totaling $375,000. In 1999, 20,000,000 shares were put into treasury and 8,229,288 were retired from treasury. In 2001, 2,819,337 shares were retired.

NOTE 6 - STOCK OPTIONS AND WARRANTS

In 2003 CytoGenix issued 3,771,426 warrants as part of a private placement memorandum. The warrants vest immediately and expire one year from the grant date. The exercise price on 1,885,713 warrants is $0.14 per share, while the other 1,885,713 is $0.28 per share. As of December 31, 2003 all but 285,714 of the $0.14 warrants have been exercised, and none of the $0.28 warrants have been exercised. Variables used in the Black-Scholes option-pricing model include (1) 1.5% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 200%, and
(4) zero expected dividends.

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS


In July 2003, CytoGenix issued 750,000 stock right in conjunction with revenue of $80,000. The stock right vest immediately and have a term of one year. The exercise price is $0.13 per share. The fair market value of $264,893and was classified as Cost of Revenues. As of December 31, 2003 none of the stock right have been exercised.

NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2003, CytoGenix has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $450,000. The cumulative net operating loss carry-forward is approximately $8,084,000 at December 31, 2003, and will expire in the years 2010 through 2023.

Deferred income taxes consist of the following at December 31, 2003:

               Long-term:
               Deferred tax assets                    $   2,748,500
               Valuation allowance                       (2,745,500)
                                                      -------------
                                                      $           -
                                                      =============

NOTE 8 - COMMITMENTS AND CONTINGENCIES

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009. Rent expense was $35,653 and $19,000 for 2003 and 2002, respectively. Monthly rent is as follows:


                                                       Rent per Month
                                 Period

         December 1, 2003 - March 30, 2004              $         0
         April 1, 2004 - September 30, 2004                   2,979
         October 1, 2004 - September 30, 2005                 5,958
         October 1, 2005 - September 30, 2007                 6,179
         October 1, 2007 - September 30, 2009                 6,399


Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009. As of December 31, 2003 $5,701 of deferred rent has been recorded.

CytoGenix has entered into Sponsored Research Agreements (SRA) with several Universities. The Universities do research for CytoGenix related to CytoGenix's proprietary technology. As work progresses, the Universities invoice CytoGenix for reimbursement of expenses related to the research. The SRA's have established budgets. As of December 31, 2002, unbilled amounts under the SRA's totaled approximately $62,578

Litigation

Not Applicable

                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of the Directors, executive Officers, key employees and control persons of the Company.

                NAME         AGE                TITLE
--------------------------------------------------------------------------------

Malcolm H.                          Chief Executive Officer, President, Director
Skolnick....................  68    Term of Office:  2003 to 2006

Lawrence                            Chief Financial Officer, Director
Wunderlich..................  45    Term of Office:  2003 to 2004

Frank                               Director
Vazquez.....................  63    Term of Office:  2003 to 2005

Yin
Chen........................  41    VP.of.Research & Development
Scott E                             Director
Parazynski, M.D.............  44    Term of Office: 2003-2006

Cy A. Stein, M.D., Ph.D.....  50    Director
                                    Term of Office: 2003-2005

John J. Rossi, Ph.D.........  57    Director
                                    Term of Office: 2003-2004

Raymond L. Ocampo, Jr.......  50    Director
                                    Term of Office: 2003-2004


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

DR. MALCOLM H. SKOLNICK has been the Chief Executive Officer and President of the Company since September 1, 1999. Prior to that time and for the last 30 years Dr. Skolnick was a Professor in the University of Texas Health Sciences Center at Houston. Dr. Skolnick received a Ph.D. in physics from Cornell University and a J.D. from the University of Houston. He is licensed to practice law in Texas and is a registered patent attorney. He has practiced intellectual property law, been active in technology transfer and licensing activities and serves on the Boards of Biodyne, Inc., Public Health Services, Inc., QBIT, Inc. and several non-profit foundations.

MR. LAWRENCE WUNDERLICH worked as a financial consultant at the investment banking firm of Josephthal and Company from October 1996 until August 1998. At that time, Mr. Wunderlich became the Company's Chief Financial Officer. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop, a translation service from 1991 to 1996 and held the position of President. Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

                                 CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY


DR. YIN CHEN earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of St. Louis as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company's proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001 to replace Dr. Jonathan Elliston. Dr. Yin Chen has also been promoted to Executive Secretary of the Scientific Advisory Committee.

MR. FRANK VAZQUEZ is a consultant specializing in life science start-up enterprises. He was President/CEO of Lark Technologies, Inc. from 1989 to 1999 and Medical Metrics, Inc. from 2000 to 2001. Mr. Vazquez has been engaged by BCMT, Inc. the commercialization subsidiary of Baylor College of Medicine, the University of Texas Health Science Center-Houston and individual clients to organize and start new medical and biotechnology companies. Mr. Vazquez previously held management positions with Cooper Vision, Inc., Booz Allen and Hamilton, ITT Corporation and IBM. He holds a B.S. from Columbia University.

SCOTT E. PARAZYNSKI, M.D. Dr. Parazynski is a graduate of Stanford University and Stanford Medical School and pursued clinical training at the Brigham and Women's Hospital (Boston, MA) and emergency medicine residency training in Denver, CO. He has published articles in the field of space physiology and has a expertise in human adaptation to stressful environments. Dr. Parazynski is a member of the Aerospace Medical Association, the American Society for Gravitational and Space Biology and has received numerous special honors, including the National Institutes of Health Predoctoral Training Award in Cancer Biology, NASA Graduate Student Researcher's Award and Research Honors Award from Stanford Medical School. Dr. Parazynski has been an astronaut since 1992 and has logged over 262 hours in space. He first flew in 1994 on the Atmospheric Laboratory for Applications and Science (ATLAS-3) mission, which was part of an on-going program to determine the Earth's energy balance and atmospheric change over an 11-year solar cycle. During this mission, he and his crewmates also evaluated the Interlimb Resistance Device, a free-floating exercise he developed to prevent musculoskeletal atrophy in microgravity.

RAYMOND L. OCAMPO JR. is a lawyer, businessman. He currently serves on the boards of PMI Group, Inc. (PMI) and Pinpoint Solutions Corporation. Mr. Campo retired in November 1996 as Senior Vice President, General Counsel & Secretary at Oracle Corporation, the world's second largest software company, after serving as its chief legal counsel for more than a decade. Before joining Oracle Corporation in 1986, Mr. Ocampo was engaged in the private practice of law in San Francisco (1976-86) and was an adjunct professor at Hastings College of the Law (1977-83). He received his undergraduate degree form U.C.L.A. in 1973 and his law degree from Boalt Hall School of Law at U.C. Berkely in 1976. Mr. Ocampo authored Surfing the Law and Technology Tsunami (American Bar Association 2001), a collection of keynote addresses about the intersection of law and technology, and co- authored Negotiating and Drafting Software Consulting Agreements (Glasser LegalWorks 1996). Mr. Ocampo was the 2001-02 Chair of the American Bar Association's Section of Science & Technology law. He previously served as the chair of the Section's E-Commerce Division (1998-99) and Internet & Cyberspace Committee (1996-99) and served as co-chair of the Multimedia & Interactive
Technologies Committee (1995-96). He also served as chair of the Computer Litigation Committee (1992-94) of the ABA's Section of Litigation.

JOHN J. ROSSI, PH.D., Associate Director for Laboratory Research, City of Hope Comprehensive Cancer Center. Dr. Rossi began his employment with City of Hope
(COH) in 1980 as an assistant research scientist in the Department of Molecular Genetics. He was promoted to chairman of the Division of Biology in 1992. In 1993, COH bestowed its highest honor upon him by naming him to its Gallery of Medical and Scientific Achievement for his pioneering work at the molecular level in the battle against AIDS and other major diseases. In 1998, Dr. Rossi was appointed as the Dean of the City of Hope Graduate School of Biological Sciences.

Dr. Rossi is an expert in ribozymes (molecular scissors). One of his most notable projects is in the area of ribozyme research in AIDS. He led the research team that first suggested applying ribozymes to treat HIV. His research in molecular genetics and microbiology has resulted in eight patents being granted and has served as the basis for more than 120 scientific papers.

                                 CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY


Dr. Rossi received his bachelor's degree from the University of New Hampshire and earned his doctorate at the University of Connecticut. Prior to his working at COH, Dr. Rossi completed four years of post Ph.D. training at Brown University in Providence, Rhode Island.

CY A. STEIN, M.D., PH.D. Dr. Stein is currently Professor of Medicine Urology and Pharmacology in the Oncology Department of Albert Einstein College of Medicine, New York. In addition to his clinical and faculty activities, he is co-editor-in-chief of Antisense and Nucleic Acid Drug Development, sits on seven editorial advisory boards, including Nucleic Acids Research, serves on eight scientific advisory boards, including Genta (Berkeley Heights, NJ), Targent (New York, NY), A3D (Heidelberg, Germany), and is an ad hoc reviewer for over 20 peer reviewed journals. He has authored 97 peer reviewed journal articles. He has written 56 book chapters, reviews and editorials, and he holds six patents issued and four patents pending. He attended Brown University (BA), Stanford University (PhD in Organic Chemistry), Albert Einstein College of Medicine (MD), and New York Hospital-Cornell Medical Center (Internship and Residency in Internal Medicine). Dr Stein was a Clinical Associate and Senior Staff Fellow at The National Cancer Institute, Bethesda, Maryland.

Based upon a review of filings with the Securities and Exchange Commission and written representations that no other reports were required, the Company believes that all of the Company's directors and executive officers complied during 2003 with the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.


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


                           SUMMARY COMPENSATION TABLE
                                                                LONG-TERM
                                                                COMPENSATION
                                                                AWARD(S)
NAME AND PRINCIPAL                                              RESTRICTED STOCK
POSITION                 YEAR     SALARY ($)      BONUS ($)     AWARD(S) ($)
Malcolm Skolnick
  (CEO) (1)              2003       126,000             --      $           0
                         2002       120,000             --             72,200
                         2001       120,000                            30,000


--------------------
(1) Dr. Skolnick was issued shares of restricted Common Stock as compensation as follows:

     DATE            $VALUE            CLOSE               NUMBER OF SHARES
    12/31/03    $        1,500   $         0.80                    1,875
    12/15/03    $        1,500   $         0.535                    2,804
    11/28/03    $        1,500   $         0.58                    2,586
    11/14/03    $        1,500   $         0.79                    1,899
    10/31/03    $        1,500   $         0.83                    1,807
    10/15/03    $        1,500   $         0.87                    1,724
     9/30/03    $        1,500   $         0.81                    1,852
     9/15/03    $        1,500   $         0.74                    2,027
     8/30/03    $        1,250   $         0.58                    2,155

     8/15/03    $        1,250   $         0.61                    2,049
     7/30/03    $        1,250   $         0.59                    2,119
     7/15/03    $        1,250   $         0.58                    2,155
     6/30/03    $        1,250   $         0.19                    6,579
     6/15/03    $        1,250   $         0.13                    9,615
     5/31/03    $        1,250   $         0.07                   19,231
     5/15/03    $        1,250   $         0.08                   16,667
     4/30/03    $        1,250   $         0.04                   35,714
     4/14/03    $        1,250   $         0.06                   20,833
     3/31/03    $        1,250   $         0.05                   25,000
     3/14/03    $        1,250   $         0.08                   15,625
     2/28/03    $        1,250   $         0.08                   15,625
     2/14/03    $        1,250   $         0.09                   13,889
     1/31/03    $        1,250   $         0.13                    9,615
     1/27/03    $       22,969   $        0.115                  208,426
     1/15/03    $        1,250   $         0.10                   12,500
    12/31/02    $        1,250   $         0.10                   12,500
    12/13/02    $        1,250   $         0.12                   10,417
    11/29/02    $        1,250   $         0.11                   11,364
    11/15/02    $        1,250   $         0.11                   11,364
    10/31/02    $        1,250   $         0.12                   10,417
    10/12/02    $        1,250   $         0.15                    8,333

    09/30/02    $        1,250   $         0.12                   10,417
    09/13/02    $        1,250   $         0.15                    8,333
    08/30/02    $        1,250   $         0.17                    7,576
    08/15/02    $        1,250   $         0.17                    7,576
    07/31/02    $        1,250   $         0.22                    5,814
    07/12/02    $        1,250   $         0.20                    6,250
    06/30/02    $        1,250   $         0.19                    6,579
    06/15/02    $        1,250   $         0.25                    5,000
    05/31/02    $        1,250   $         0.27                    4,630
    05/15/02    $        1,250   $         0.27                    4,630
    04/30/02    $        1,250   $         0.28                    4,545
    04/15/02    $        1,250   $         0.40                    3,125
    03/29/02    $        1,250   $         0.37                    3,378
    03/15/02    $        1,250   $         0.35                    3,571
    02/28/02    $        1,250   $         0.22                    5,682
    02/15/02    $        1,250   $         0.20                    6,250
    01/31/02    $        1,250   $         0.21                    5,952
    01/15/02    $        1,250   $         0.21                    5,952

ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

The following table sets forth the name and address, as of April 14, 2004, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and ownership rights of each executive officer and director, and all officers and directors as a group.

                                                      NUMBER OF       PERCENT OF
       NAME AND ADDRESS OF BENEFICIAL OWNER            SHARES           SHARES


Malcolm H. Skolnick, Ph.D., J.D...................     3,893218          4.0%
3100 Wilcrest, Suite 140
Houston, TX 77042

Lawrence Wunderlich...............................    2,096,549          2.2%
3100 Wilcrest, Suite 140
Houston, TX 77042

Frank Vazquez.....................................    1,488,375          1.5%
3100 Wilcrest, Suite 140
Houston, TX 77042

Scott E. Parazynski...............................      231,650            *
3100 Wilcrest, Suite 140
Houston, TX 77042

Cy A. Stein, M.D., Ph.D...........................      90,378             *
3100 Wilcrest, Suite 140
Houston, TX 77042

John J Rossi, Ph.D................................      83,333             *
3100 Wilcrest, Suite 140
Houston, TX 77042

Raymond L. Ocampo, Jr.............................      83,333             *
3100 Wilcrest, Suite 140
Houston, TX 77042





All Executive Officers and Directors as a
 group (seven persons)............................    7,966,836          8.0%

--------------------

        * Less than 1%

                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY


ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Management is unaware of any other interests of its officers and directors that may create a potential conflict of interest with the Company.

ITEM 13:  CONTROLS AND PROCEDURES

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


ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits.

    EXHIBIT
    NUMBER                             DESCRIPTION
---------------     ------------------------------------------------------------


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

      3.4*     --   Bylaws  of  Cryogenic  Solutions,   Inc.   (incorporated  by
                    reference to exhibit 3.4 of the Form 10-SB)

      3.5      --   Certificate of Amendment dated April 6, 2004 of  Articles of
                    Incorporation of CytoGenix, Inc.

      10.1*    --   Employment   Agreement   dated  September  1,  1999  between
                    Cryogenic   Solutions,   Inc.   and   Malcolm  H.   Skolnick
                    (incorporated  by  reference  to  exhibit  10.2 of the  Form
                    10-SB).

      10.2*    --   License Agreement dated February 3, 2000, between CytoGenix,
                    Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

      10.3*    --   Technology  Transfer  Agreement  dated June 26, 1998 between
                    Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

      10.4*    --   Employment   Agreement   dated   February  1,  2000  between
                    CytoGenix, Inc. and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

      10.5*    --   Sponsored  Research  Agreement between  CytoGenix,  Inc. and
                    Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

      10.6*    --   Loan Agreement dated April 6, 2001, between CytoGenix,  Inc.
                    and HEMPCO.

      10.7*    --   Consulting   Agreement   dated  February  15,  2001  between
                    Cryogenic Solutions, Inc. and Mike Skillern.

      10.8*    --   Consulting   Agreement   dated   October  27,  2001  between
                    CytoGenix, Inc. and Origenesis, LLC.

      10.9*    --   Consulting  Agreement between CytoGenix,  Inc. and EuroTrade
                    Financial, Inc. as of March 19, 2002

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

                                           CYTOGENIX, INC.

                                       By: /s/ Malcolm Skolnick
                                           -------------------------------------
                                           MALCOLM SKOLNICK, PH.D.
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: April 14, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2004                   By: /s/ Malcolm Skolnick
                                           -------------------------------------
                                           MALCOLM SKOLNICK, PH.D.
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           AND DIRECTOR (PRINCIPAL EXECUTIVE
                                           OFFICER AND DIRECTOR)




Date: April 14, 2004                   By: /s/ Raymond L. Ocamp0, Jr.
                                           -------------------------------------
                                           RAYMOND L.OCAMPO, JR.
                                           DIRECTOR


Date: April 14, 2004                   By:  /s/ Frank Vazquez
                                           -------------------------------------
                                           FRANK VAZQUEZ
                                           DIRECTOR, EXECUTIVE VP


Date: April 14, 2004                   By:  /s/ Scott E. Parazynski
                                           -------------------------------------
                                           SCOTT E. PARAZYNSKI
                                           DIRECTOR

Date: April 14, 2004                   By: /s/ Cy A. Stein
                                           -------------------------------------
                                           CY A. STEIN
                                           DIRECTOR


Date: April 14, 2004                   By: /s/ John J. Rossi
                                           -------------------------------------
                                           JOHN J. ROSSI
                                           DIRECTOR


Date: April 14, 2004                   By: /s/ Lawrence Wunderlich
                                           -------------------------------------
                                           LAWRENCE WUNDERLICH
                                           CHIEF FINANCIAL OFFICER, CONTROLLER
                                           AND DIRECTOR (PRINCIPAL FINANCIAL AND
                                           ACCOUNTING OFFICER AND DIRECTOR)

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

Date: April 14, 2004

/s/ Lawrence Wunderlich
--------------------------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

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

Date: April 14, 2004

/s/ Malcolm Skolnick
-----------------------------
MALCOLM SKOLNICK
PRESIDENT & CEO
(PRINCIPAL EXECUTIVE OFFICER)

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


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER
April 14, 2004

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


/s/ Lawrence Wunderlich
------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
Date: April 14, 2004