Form 10QSB
period 2004-03-31
CYTOGENIX INC
filed 2004-05-18
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

           For the transition period from ___________ to ____________.


                         Commission file number: 0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)

           NEVADA                                               76-0484097
           ------                                               ----------
(State or other jurisdiction                                (IRS Employer
 of incorporation or organization)                           Identification No.)

                 3100 Wilcrest, Suite 140, Houston, Texas          77042
                 ----------------------------------------          -----
               (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (713) 789-0070

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 2004, 99,568,144 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes     No  X
   ---     ---



                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY

                                  BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDTIED)


                                     ASSETS

CURRENT ASSETS:
     Cash                                                              $    152,628
    Prepaid expenses                                                         26,403
                                                                       ------------
           Total current assets                                             179,031

Property and equipment, net of $122,907 accumulated depreciation             88,167
Deposits                                                                      6,399
                                                                       ------------
           Total assets                                                $    273,597
                                                                       ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                   $    212,051
     Accrued expenses                                                       283,588
     Deposits received on stock purchases                                   162,990
                                                                       ------------
           Total current liabilities                                        658,629
                                                                       ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value; 50,000,000 shares  authorized,
       none issued and outstanding                                             --
    Common stock, $.001 par value; 300,000,000 shares authorized,
       99,568,144 shares issued and outstanding                              99,568
    Additional paid-in capital                                           17,687,363
    Treasury stock                                                         (629,972)
    Deficit accumulated during the development stage                    (17,541,991)
                                                                       ------------
           Total stockholders' deficit                                     (385,032)
                                                                       ------------

           Total liabilities and stockholders' deficit                 $    273,597
                                                                       ============


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                            STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDTIED)

                                                                                   Inception
                                                       2004            2003       Through 2004
                                                  ------------    ------------    ------------

REVENUES                                          $       --      $       --      $     82,575

COST OF REVENUES                                          --              --           264,891
                                                  ------------    ------------    ------------

GROSS MARGIN                                              --              --          (182,316)

COSTS AND EXPENSES:
    Research and development                           (89,800)       (124,327)     (5,340,203)
    General and administrative                        (283,255)       (363,811)    (11,441,133)
    Depreciation and amortization                       (9,385)         (9,506)       (215,460)
    Impairment expense                                    --              --          (345,588)
    Equity in losses of joint venture                     --              --           (10,000)
                                                  ------------    ------------    ------------
LOSS FROM OPERATIONS                                  (382,440)       (497,644)    (17,534,700)

OTHER INCOME:
    Gain on sale of security                              --              --               881
      Loss on disposal of property of equipment           --              --            (9,805)
    Dividend income                                       --              --             1,633
                                                  ------------    ------------    ------------
NET LOSS                                          $   (382,440)   $   (497,644)   $(17,541,991)
                                                  ============    ============    ============

Net loss per share:

    Basic and diluted net loss per share          $       (.00)   $       (.01)
                                                  ============    ============

Weighed average shares outstanding:
    Basic and diluted                               98,926,811      63,391,514
                                                  ============    ============



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                      Consolidated Statement of Cash Flows
              THREE MONTHS ENDED MARCH 31, 2004 AND 2003 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2004
                                   (UNAUDTIED)

                                                                                       Inception
                                                                                        Through
                                                          2004            2003            2004
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                          $   (382,438)   $   (497,644)   $(17,541,991)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                         9,385           9,506         215,461
      Impairment expense                                     --              --           345,588
      Stock issued for services                            34,651         213,245       7,013,888
      Stock option expense                                   --              --         2,062,191
          Loss on disposal of property & equipment           --              --             9,805
      Equity in losses of joint venture                      --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                  (6,029)          7,414         (26,403)
              Deposits                                       --              --            (6,399)
         Accounts payable & accrued expenses             (101,563)        131,700         724,067
         Deposits received on stock purchases             162,990            --           162,990
                                                     ------------    ------------    ------------
Net cash used in operating activities                    (283,004)       (135,779)     (7,030,803)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                      (7,330)           --          (280,645)
   Issue note receivable                                     --              --           (25,100)
   Investment in joint venture                               --              --           (10,000)
                                                     ------------    ------------    ------------
Net cash used in investing activities                      (7,330)           --          (315,745)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                               --              --           250,000
   Payments on notes payable                                 --              --          (250,000)
   Treasury shares sold                                      --              --         1,290,568
   Purchase of treasury shares                               --              --           (60,000)
   Sale of common stock, net fundraising                     --           145,199       5,461,108
     Sale of common stock for exercised warrants          206,000            --           655,000
   Contributions to capital                                  --              --           152,500
                                                     ------------    ------------    ------------
Net cash provided by financing activities                 206,000         145,199       7,499,176
                                                     ------------    ------------    ------------
NET CHANGE IN CASH                                        (84,334)          9,420         152,628
CASH, beginning of period                                 236,962               0            --
                                                     ------------    ------------    ------------
CASH, end of period                                  $    152,628    $      9,420    $    152,628
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $       --      $       --      $       --
                                                     ============    ============    ============
   Income taxes paid                                 $       --      $       --      $       --
                                                     ============    ============    ============
NONCASH TRANSACTIONS:
   Common stock issued for debt                      $       --      $       --      $    231,804
   Received treasury stock for note receivable               --              --            25,100
   Common stock issued for patent                            --              --           375,000

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDTIED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2003, as reported in the 10KSB, have been omitted.


NOTE 2 - COMMON STOCK

In the three months ending March 31, 2004, CytoGenix issued 49,079 shares of common stock for services valued at $34,651.

In March 2004, 41,667 shares were cancelled due to a double issuance in a prior period.

In connection with the private placement memorandums, CytoGenix issued 100,025 shares of common stock for cost of capital.

In March 2004 $162,990 was collected for 362,200 shares of common stock as part of a private placement. These shares have still not been issued.


NOTE 3 - STOCK OPTIONS AND WARRANTS

In the three months ending March 31, 2004, 735,714 warrants were exercised for $0.28 per share or $206,000.

                                     PART I
                                     ------
ITEM 1   FINANCIAL STATEMENTS

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

         The Company will rely on equity financing to satisfy its working capital requirements, and as of March 31, 2004 the Company had $152,628 in cash on hand.

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

         During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for August 2004 and subsequent human trials.

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



                                     PART II
                                     -------

ITEM 1.    LEGAL PROCEEDINGS

CytoGenix, Inc. is a named Plaintiff in cause number 2004-06834 styled CytoGenix, Inc. v. William B. Waldroff and Applied Veterinary Genomics, Inc.; now pending in the 11th Judicial district Court of Harris County, Texas. The pleadings seek a declaratory judgment that CytoGenix has no legal obligations pursuant to certain purported license agreements that are claimed by the Defendants to date back to 1998. The Company seeks costs and attorney's fees.

ITEM 2.    CHANGES IN SECURITIES


         On February 18, 2004 the Company issued 49,079 shares of common stock. Of these shares, 49,079 were issued to executive officers (Malcolm Skolnick-12,695 shares, Frank Vazquez- 7,934 shares, Yin Chen-7,111 shares and Lawrence Wunderlich-8,463 shares) and employees (Xin-Xing Tan-5,554 shares, Jennifer Valentine-Budet-2,472, and Harilyn McMicken-4,850 shares) of the Company as bonus for compensation for an aggregate price of $34,951 or an average of $0.71 per share (based on bonus of 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On March 10, 2004, the Company issued 100,025 shares of common stock. Of these shares 100,025 were issued to (Douglas Nelkin-16,150 shares, Robert Houston-75,000 shares, James Ernest-2,500 shares, Ralph Lloyd-625 shares, Joe Denson-750 shares, and Hydeman Family Partners-5,000 shares) for fundraising services rendered pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On March 28, 2004 the Company was returned 41,667 shares of common stock. Of these shares, 41,667 shares were issued incorrecting to Frederick Decker in a private placement to accredited investors pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder)

         On March 31, 2004 the Company issued 735,714 shares of common stock. Of these shares, 735,714 shares were sold for an aggregate cash price of $206,000 (or $0.28 per share) in a private placement to accredited investors (Kenneth Howard-50,000 shares, A&E Kim Ltd.- 142,857 shares, Robert Maddox - 50,000 shares, Paul Goldman - 100,000 shares, Bradley Houston- 214,286 shares, G. Don Edwards - 150,000 shares, and Marc Nelkin - 28,571 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the first quarter, but certificates were not issued until April 22, 2004 and will be applied to the first quarter financials.

         In March 2004 the Company received $162,990 for 362,200 shares (or $0.45 per share) of common stock in a private placement to accredited investors (Sandra Jedziniak-48,889 shares, Scott & Sylvia McDonald- 66,667 shares, Marcus Kuypers - 44,444 shares, David & Susan Nicolau - 50,000 shares, Robert & Jane Pietrantonio- 50,000 shares, John & Connie Repucci - 30,000 shares, Ed Tucker-22,200 shares, and Yvonne Gattinere -50,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the first quarter, and will be applied to the first quarter financials. As of the date of this filing the shares have not been issued.

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

                                            CYTOGENIX, INC.

 Date:  May 18, 2004                        By:  /s/  Malcolm Skolnick
                                                 ------------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

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

Date: May 18, 2004


/s/ Lawrence Wunderlich
---------------------------
    LAWRENCE WUNDERLICH
    CHIEF FINANCIAL OFFICER

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

Date: May 18, 2004


/s/  Malcolm Skolnick
----------------------
     MALCOLM SKOLNICK
     PRESIDENT & CEO

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-QSB for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Malcolm H. Skolnick
-----------------------
     MALCOLM H. SKOLNICK
     CHIEF EXECUTIVE OFFICER


May 18, 2004

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the SarbanES- Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Lawrence Wunderlich
---------------------------
    LAWRENCE WUNDERLICH
    CHIEF FINANCIAL OFFICER

May 18, 2004