Form 10QSB
period 2004-06-30
CYTOGENIX INC
filed 2004-08-23
CIK 1005302

CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2004.


[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

                For the transition period from ______ to ______.

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

   The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of June 30, 2004, 100,991,071 shares of the issuer's common stock was outstanding.

   Transitional Small Business Disclosure Format (check one):    Yes     No  X
                                                                    ----    ---

                                 CYTOGENIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 2004


                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                          $    240,043
    Prepaid expenses                                                     17,874
                                                                   ------------
           Total current assets                                         257,917

Property and equipment, net of $132,643 accumulated depreciation         78,432
Deposits                                                                  6,399
                                                                   ------------
           Total assets                                            $    342,748
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
                     -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                               $    233,892
    Accrued expenses                                                    284,886
    Deposits received on stock purchased                                 68,000
                                                                   ------------
           Total current liabilities                                    586,778
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 300,000,000 shares authorized,
       100,991,071 shares issued and outstanding                        100,991
    Additional paid-in capital                                       18,288,879
    Treasury stock                                                     (629,972)
    Deficit accumulated during the development stage                (18,003,928)
                                                                   ------------
           Total stockholders' deficit                                 (244,030)
                                                                   ------------

           Total liabilities and stockholders' deficit             $    342,748
                                                                   ============




                                 CYTOGENIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
          THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2004
                                   (Unaudited)

                                                                                                              Inception
                                                   Three Months                       Six Months               Through
                                                     June 30,                          June 30,                June 30,
                                         ------------------------------    ------------------------------    -------------
                                              2004              2003            2004             2003              2004
                                         -------------    -------------    -------------    -------------    -------------


 REVENUES                                $        --      $        --      $        --      $        --      $      82,575

Cost of Revenues                                  --               --               --               --            264,891
                                         -------------    -------------    -------------    -------------    -------------

 GROSS MARGIN                                     --               --               --               --          (182,316)

 COSTS AND EXPENSES:
     Research and development                  232,483           65,380          322,800          189,707        5,572,686
     General and administrative                219,716          170,680          502,454          534,492       11,660,851
     Depreciation and amortization               9,736            9,506           19,121           19,011          225,196
     Impairment expense                           --               --               --               --            345,588
     Equity in losses of joint venture            --               --               --               --             10,000
                                         -------------    -------------    -------------    -------------    -------------

 LOSS FROM OPERATIONS                         (461,935)        (245,566)        (844,375)        (743,210)     (17,996,637)

 OTHER INCOME:
     Gain on sale of security                     --               --               --               --                881
       Loss on disposal of property               --               --               --               --             (9,805)
     Dividend income                              --               --               --               --              1,633
                                         -------------    -------------    -------------    -------------    -------------

 NET LOSS                                $    (461,935)   $    (245,566)   $    (844,375)   $    (743,210)   $ (18,003,928)
                                         =============    =============    =============    =============    -------------

 Net loss per share:
    Basic and diluted                    $       (0.00)   $       (0.02)   $       (0.01)   $       (0.03)
                                         =============    =============    =============    =============

 Weighed average shares
  outstanding:
     Basic and diluted                     100,103,731       73,039,033       99,515,271       68,215,274
                                         =============    =============    =============    =============




                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                             Statement of Cash Flows
                  YEARS ENDED JUNE 30, 2004 AND 2003 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2004
                                                                                       Inception
                                                                                       Through
                                                          2004            2003            2004
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                          $   (844,375)   $   (743,210)   $(18,003,928)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                        19,121          19,011         225,198
      Impairment expense                                     --              --           345,588
      Stock issued for services                            76,268         295,178       7,055,505
      Stock option expense                                   --              --         2,062,191
          Loss on disposal of property & equipment           --              --             9,805
      Equity in losses of joint venture                      --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                   2,500            --           (17,874)
         Deposits                                            --             8,214          (6,399)
         Accounts payable & accrued expenses              (78,424)         34,077         747,205
                                                     ------------    ------------    ------------
Net cash used in operating activities                    (824,910)       (386,730)     (7,572,709)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                      (7,330)           --          (280,645)
   Issue note receivable                                     --              --           (25,100)
   Investment in joint venture                               --              --           (10,000)
                                                     ------------    ------------    ------------
Net cash used in investing activities                      (7,330)           --          (315,745)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                               --              --           250,000
   Payments on notes payable                                 --              --          (250,000)
   Treasury shares sold                                      --              --         1,290,568
   Purchase of treasury shares                               --              --           (60,000)
   Buyback of stock warrants                               (571)           --              (571)
   Sale of common stock, net fundraising                  487,892         693,644       5,949,000
   Sale of common stock for exercised warrants            280,000            --           729,000
   Deposits received on stock purchases                    68,000            --            68,000
   Loans from related parties, net                           --            (5,000)           --
   Contributions to capital                                  --              --           152,500
                                                     ------------    ------------    ------------
Net cash provided by financing activities                 835,321         688,644       8,128,497
                                                     ------------    ------------    ------------
NET CHANGE IN CASH                                          3,081         301,914         240,043
CASH, beginning of period                                 236,962            --              --
                                                     ------------    ------------    ------------
CASH, end of period                                  $    240,043    $    301,914    $    240,043
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $       --      $       --      $       --
                                                     ============    ============    ============
   Income taxes paid                                 $       --      $       --      $       --
                                                     ============    ============    ============
NONCASH TRANSACTIONS:
   Common stock issued for debt                      $       --      $       --      $    231,804
   Received treasury stock for note receivable               --              --            25,100
   Common stock issued for patent                            --              --           375,000


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


NOTE 2 - COMMON STOCK

In the six months ending June 30, 2004, CytoGenix issued 111,529 shares of common stock for services valued at $76,268.

In March 2004, 41,667 shares were cancelled due to a double issuance in a prior period.

In connection with the private placement memorandums, CytoGenix issued 108,025 shares of common stock for cost of capital.

In the six months ending June 30, 2004, CytoGenix issued 1,088,192 shares of common stock as part of a private placement for $487,892.


NOTE 3 - STOCK OPTIONS AND WARRANTS

In the six months ending June 30, 2004, 999,999 warrants were exercised for $0.28 per share or $280,000.

In June 2004, $68,000 was collected for 242,547 of the $.28 per share warrants. These shares have still not been issued.

In April 2004 CytoGenix bought back 571,428 outstanding warrants for $.001 each or $571. These warrants have expired since the buy back occurred.

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

         The Company will rely on equity financing to satisfy its working capital requirements, and as of June 30, 2004 the Company had $240,043 in cash on hand.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

         We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of the end of the period covered by this report, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures were adequate.

(b) Changes in internal controls

         There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.



                                     PART II

ITEM 1.  LEGAL PROCEEDINGS.

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

ITEM 2.  CHANGES IN SECURITIES

         On April 22, 2004 the Company issued 999,999 shares of common stock. Of these shares, 735,714 shares were sold for an aggregate cash price of $206,000 (or $0.28 per share) in a private placement to accredited investors (Kenneth Howard-50,000 shares, A&E Kim Ltd.- 142,857 shares, Robert Maddox - 50,000 shares, Paul Goldman - 100,000 shares, Bradley Houston- 214,286 shares, G. Don Edwards - 150,000 shares, and Marc Nelkin - 28,571 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the first quarter, but certificates were not issued until April 22, 2004 and will be applied to the first quarter financials. The remaining 264,284 shares were sold for an aggregate cash price of $74,000(or $.28 per share) in a private placement to accredited investor(Bradley Houston - 214,286 shares, and John Skubinski - 50,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1993 and Rule 405 thereunder.

         On May 11, 2004 the Company issued 434,422 shares of common stock. Of these shares, 362,200 shares were sold for an aggregate cash price of $162,990 (or $0.45 per share) of common stock in a private placement to accredited investors (Sandra Jedziniak-48,889 shares, Scott & Sylvia McDonald- 66,667 shares, Marcus Kuypers - 44,444 shares, David & Susan Nicolau - 50,000 shares, Robert & Jane Pietrantonio- 50,000 shares, John & Connie Repucci - 30,000 shares, Ed Tucker-22,200 shares, and Yvonne Gattinere -50,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the first quarter, and were applied to the first quarter financials. The remaining 72,222 shares were sold for an aggregate cash price of $32,500 (or $.45 per share) of common stock in private placement to accredited investors (Janet Canfield - 50,000 shares and Richard Nilsson - 22,222 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On May 11, 2004 the Company issued 50,439 shares of common stock. Of these shares, 50,439 were issued to executive officers (Malcolm Skolnick-12,870 shares, Frank Vazquez- 8,044 shares, Yin Chen-7,180 shares and Lawrence Wunderlich-8,580 shares) and employees (Xin-Xing Tan-5,631 shares, Jennifer Valentine-Budet-3,218, and Harilyn McMicken-4,916 shares) of the Company as bonus for compensation for an aggregate price of $35,251 or an average of $0.70 per share (based on compensation of 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On June 3, 2004, the Company issued 20,011 shares of common stock. Of these shares 8,000 were issued to (Mark McKain-7,500 shares and Joe Denson-550 shares) for fundraising services rendered pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining 12,011 share of common stock were issued to (Mark Wisner - 12, 011 shares) for services rendered pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On June 30, 2004 the Company returned 41,667 shares of common stock. Of these shares, 41,667 shares were issued incorrectly to Frederick Decker in a private placement to accredited investors pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder)

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

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

                                            CYTOGENIX, INC.

 Date: August 23, 2004                      By:  /s/  Malcolm Skolnick
                                                 ------------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

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


Date: August 23, 2004


/s/ Lawrence Wunderlich
-------------------------
    LAWRENCE WUNDERLICH
    CHIEF FINANCIAL OFFICER

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


Date: August 23, 2004


/s/  Malcolm Skolnick
---------------------
     MALCOLM SKOLNICK
     PRESIDENT & CEO

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


/s/  Malcolm H. Skolnick
------------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER



August 23, 2004

                                                                     EXIBIT 99.2


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


/s/  Lawrence Wunderlich
----------------------------
     LAWRENCE WUNDERLICH
     CHIEF FINANCIAL OFFICER


August 23, 2004