Form 10QSB
period 2004-09-30
CYTOGENIX INC
filed 2004-11-15
CIK 1005302

CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from ___________ to ____________.

Commission file number:  0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)

                NEVADA                                      76-0484097
                ------                                      ----------
  (State or other jurisdiction of incorporation     (IRS Employer Identification
    or organization)                                  No.)




            3100 Wilcrest, Suite 140, Houston, Texas           77042
            ----------------------------------------           -----
            (Address of principal executive offices)         (Zip Code)

         Issuer's telephone number, including area code: (713) 789-0070

   The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

   As of September 30, 2004, 103,441,502 shares of the issuer's common stock was outstanding.

   Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                  ---    ---

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)



                                     ASSETS
                                     ------
CURRENT ASSETS:
     Cash                                                          $    132,307
     Prepaid expenses                                                    20,374
                                                                   ------------
           Total current assets                                         152,681

Property and equipment, net of $141,967 accumulated depreciation         72,956
Deposits                                                                  6,399
                                                                   ------------
           Total assets                                            $    232,036
                                                                   ============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                               $    217,522
     Accrued expenses                                                   270,065
                                                                   ------------
           Total current liabilities                                    487,587
                                                                   ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 300,000,000 shares authorized,
          103,441,502 shares issued and outstanding                     103,441
    Additional paid-in capital                                       18,759,912
    Treasury stock                                                     (629,972)
    Deficit accumulated during the development stage                (18,488,932)
                                                                   ------------
           Total stockholders' deficit                                 (255,551)
                                                                   ------------

           Total liabilities and stockholders' deficit             $    232,036
                                                                   ============



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            Statements of Operations
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                                                                             Inception
                                                  Three Months                      Nine Months               Through
                                                  September 30,                     September 30,           September 30,
                                        ------------------------------    ------------------------------    -------------
                                              2004              2003            2004             2003              2004
                                        -------------    -------------    -------------    -------------    -------------

REVENUES                                $        --      $      80,000    $        --      $      80,000    $      82,575

Cost of Revenues                                 --               --               --               --            264,891
                                        -------------    -------------    -------------    -------------    -------------
                                                                                                                 (182,316)
GROSS MARGIN                                     --             80,000             --             80,000

COSTS AND EXPENSES:
    Research and development                  223,193          134,765          545,993          324,472        5,795,879
    General and administrative                252,486          378,051          754,940          912,542       11,913,337
    Depreciation and amortization               9,325           10,329           28,446           29,340          234,521
    Impairment expense                           --               --               --               --            345,588
    Equity in losses of joint venture            --               --               --               --             10,000
                                        -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                         (485,004)        (443,145)      (1,329,379)      (1,186,354)     (18,481,641)

OTHER INCOME:
    Gain on sale of security                     --               --               --               --                881
    Loss on disposal of property                 --               --               --               --             (9,805)
    Dividend income                              --                135             --                135            1,633
                                        -------------    -------------    -------------    -------------    -------------

NET LOSS                                $    (485,004)   $    (443,010)   $  (1,329,379)   $  (1,186,219)   $ (18,488,932)
                                        =============    =============    =============    =============    =============

Net loss per share:
    Basic and diluted                   $       (0.00)   $       (0.00)   $       (0.01)   $       (0.01)
                                        =============    =============    =============    =============
Weighed average shares outstanding:
    Basic and diluted                     101,590,591       91,730,147      100,212,094       83,557,542
                                        =============    =============    =============    =============





                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                             Statement of Cash Flows
            NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2004
                                   (UNAUDITED)
                                                                                       Inception
                                                                                        Through
                                                         2004             2003            2004
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                          $ (1,329,379)   $ (1,186,219)   $(18,488,932)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                        28,446          29,340         234,523
      Impairment expense                                     --              --           345,588
      Stock issued for services                           193,592         390,428       7,172,829
      Stock option expense                                   --              --         2,062,191
          Loss on disposal of property & equipment           --              --             9,805
      Equity in losses of joint venture                      --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                    --              --           (20,374)
              Deposits                                       --             8,214          (6,399)
              Accounts payable & accrued expenses        (109,615)        (33,020)        716,014
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (1,216,956)       (791,257)     (7,964,755)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                     (11,179)           --          (284,494)
   Issue note receivable                                     --              --           (25,100)
   Investment in joint venture                               --              --           (10,000)
                                                     ------------    ------------    ------------
Net cash used in operating activities                     (11,179)           --          (319,594)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                               --              --           250,000
   Payments on notes payable                                 --              --          (250,000)
   Treasury shares sold                                      --              --         1,290,568
   Purchase of treasury shares                               --              --           (60,000)
     Buyback of stock warrants                               (571)           --              (571)
   Sale of common stock, net fundraising                  776,051         974,749       6,237,159
     Sale of common stock for exercised warrants          348,000            --           797,000
   Loans from related parties, net                           --            (5,000)           --
   Contributions to capital                                  --              --           152,500
                                                     ------------    ------------    ------------
Net cash provided by financing activities               1,123,480         969,749       8,416,656
                                                     ------------    ------------    ------------
NET CHANGE IN CASH                                       (104,655)        178,492         132,307
CASH, beginning of period                                 236,962            --              --
                                                     ------------    ------------    ------------
CASH, end of period                                  $    132,307    $    178,492    $    132,307
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $       --      $       --      $       --
                                                     ============    ============    ============
   Income taxes paid                                 $       --      $       --      $       --
                                                     ============    ============    ============
NONCASH TRANSACTIONS:
   Common stock issued for debt                      $       --      $       --      $    231,804
   Received treasury stock for note receivable               --              --            25,100
   Common stock issued for patent                            --              --           375,000


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


NOTE 2 - COMMON STOCK

In the nine months ending September 30, 2004, CytoGenix issued 521,299 shares of common stock for services valued at $193,592.

In connection with the private placement memorandums, CytoGenix issued 208,765 shares of common stock for cost of capital.

In the nine months ending September 30, 2004, CytoGenix issued 2,785,256 shares of common stock as part of a private placement for $776,051, net of costs.


NOTE 3 - STOCK OPTIONS AND WARRANTS

In the six months ending September 30, 2004, 1,242,856 warrants were exercised for $0.28 per share or $348,000.

                                     PART I
ITEM 1   FINANCIAL STATEMENTS

ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------------------------------------------------------------------

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

         The Company will rely on equity financing to satisfy its working capital requirements, and as of September 30, 2004 the Company had $132,307 in cash on hand.

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

         On October 8, 2004, Phanuel Pursuits, L.L.C. filed a complaint in the 334th Judicial District of Harris County, Texas naming us and four board members as defendants. Phanuel Pursuits, L.L.C. seeks, among other things, damages in the amount of at least $500,000,000.00 for purported breaches by us of an Agreement for Options and Licensing of Intellectual Property dated July 21, 2003, an Option to License Agreement (for India) dated August 20, 2003 and an Option to License Agreement (for China) dated August 20, 2003. The complaint also alleges the defendants committed fraud in inducing Phanuel Pursuits, L.L.C. to pay $80,000.00 of option fees upon entering into the foregoing agreements and seeks unspecified punitive damages. We intend to vigorously defend against the claims made in this complaint, which we believe are without merit. We have filed an answer and counterclaims, which denies all of the claims of Phanuel Pursuits, L.L.C. and seeks to recover from them damages resulting from their breaches of the foregoing agreements and for intentionally attempting to disparage our business reputation.

ITEM 2.  CHANGES IN SECURITIES

         On July 21, 2004 the Company issued 760,333 shares of common stock. Of these shares, 648,333 shares were sold for an aggregate cash price of $291,750 (or $0.45 per share) of common stock in a private placement to accredited investors (Gary Sanford-200,000 shares, Frank Evans- 11,111 shares, Peter Ralston-40,000 shares, Empower Enterprises-200,000 shares, Scott Sanford- 22,222 shares, Keith Greenbaum-175,000 shares,) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the second quarter, and were applied to the second quarter financials. The remaining 112,000 shares were sold for an aggregate cash price of $50,400 (or $.45 per share) of common stock in private placement to accredited investors (Roger Sanford- 100,000 shares and Michael Kelly-12,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On July 27, 2004 the Company issued 35,524 shares of common stock. Of these shares, 35,524 were issued to the board of directors (Scott Parazynski-4,758 shares, Cy Stein- 24,758 shares, Raymond Ocampo-3,004 shares and John Rossi-3,004 shares) of the Company as Board of Director compensation for an aggregate price of $11,000 or an average of $0.31 per share (based on meeting attendance of $1,000 per meetings) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On August 17, 2004 the Company issued 224,116 shares of common stock. Of these shares, 224,116 were issued to executive officers (Malcolm Skolnick-15,798 shares, Frank Vazquez- 9,874 shares, Yin Chen-8,835 shares and Lawrence Wunderlich-172,714 shares) and employees (Xin-Xing Tan-6,911 shares, Jennifer Valentine-Budet-3,949, and Harilyn McMicken-6,035 shares) of the Company for compensation for an aggregate price of $46,603 or an average of $0.21 per share (based on compensation of 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On August 17, 2004 the Company issued 100,740 shares of common stock. Of these shares 100,740 were issued to (Hydeman Family Partners-31,311 shares, Series Unltd, Inc.-26,111 shares, John Gattineri-13,000 shares, Douglas Nelkin-16,556 shares, Marc Nelkin-11,667 shares, and Brad Houston-2,095 shares) for fundraising services rendered pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On August 17, 2004 the Company issued 242,857 shares of common stock. Of these shares 242,857 were sold for an aggregate cash price of $68,000 (or $0.28 per share) of common stock in a private placement to accredited investors (Roland Violette-242,857 shares,) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

          On September 22, 2004 the Company issued 27,256 shares of common stock. Of these shares 27,256 were issued to (Mark Wisner - 27,256 shares) for services rendered pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On October 28, 2004 the Company issued 122,874 shares of common stock. Of these shares, 122,874 were issued to executive officers (Malcolm Skolnick-31,343 shares, Frank Vazquez- 19,589 shares, Yin Chen-17,525 shares and Lawrence Wunderlich-20,895 shares) and employees (Xin-Xing Tan-13,713 shares, Jennifer Valentine-Budet-7,836, and Harilyn McMicken-11,973 shares) of the Company for the third quarter compensation for an aggregate price of $35,251 or an average of $0.29 per share (based on compensation of 25% of annual gross salary period) in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offer.

         On November 12, 2004 the Company issued 1,585,064 shares of common stock. Of these shares, 1,585,064 shares were sold for an aggregate cash price of $237,760 (or $0.15 per share) of common stock in a private placement to accredited investors (Linda Oshman-33,333 shares, Kozak TTES or Successors-40,000 shares, William Nichols - 50,000 shares, W.L. Thompson - 40,000 shares, Hubert P Romero & Ira Jane Hubert-Romero- 33,400 shares, William Kennedy - 33,333 shares, John Sullivan-300,000 shares, William Livingston TTEE- 200,000 shares, John & Gina Mazzola - 35,000 shares, Peter Imbert- 50,000 shares,
William & Carol Merlo - 40,000 shares, Kenneth Harms - 100,000 shares, LD Net, Inc.- 33,333 shares, Charles Mohr - 50,000 shares, Richard Cecil - 233,333 shares, Richard F. Barry III - 66,667 shares, Richard F. Barry IV- 33,333 shares, Laurence Ancker - 100,000 shares, NFS LLC/FMTC FBO Howard S. Cohen - 33,333 shares, Robert Lilly 40,000, and Carey Gray -40,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the third quarter, but certificates were not issued until the fourth quarter.

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

                                            CYTOGENIX, INC.

 Date: November 15, 2004                    By:  /s/  Malcolm Skolnick
                                                 ------------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

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

Date: November 15, 2004


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

Date: November 15, 2004


/s/ Malcolm Skolnick
------------------------
    MALCOLM SKOLNICK
    PRESIDENT & CEO

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


/s/  Malcolm H. Skolnick
----------------------------
     MALCOLM H. SKOLNICK
     CHIEF EXECUTIVE OFFICER


November 15, 2004

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

November 15, 2004