Form 10KSB
period 2004-12-31
CYTOGENIX INC
filed 2005-04-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10K-SB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

         Issuer's revenues for the fiscal year ended December 31, 2004 were $0, for 2003 were $80,000.

         As of March 31, 2005 the aggregate market value of the registrant's common stock (based on the closing sales price for the common stock as reported on the OTC Bulletin Board on such date) held by non-affiliates of the registrant was approximately $80,885,829 (Aggregate market value has been estimated solely for the purpose of this report. For the purpose of this report it has been assumed that all officers and directors are affiliates of the registrant. The statement made herein shall not be construed as an admission for the purpose of determining the affiliate status of any person.) As of December 31, 2004 the registrant had 109,204,339 shares of common stock issued and outstanding.

         Transitional small Business Disclosure Format (check one):
           Yes |_| No |X|

         Documents incorporated by reference:
         None.

                                 CYTOGENIX, INC.
                                   FORM 10-KSB

                                TABLE OF CONTENTS

PART I                                                                         3
-------

  ITEM 1. Description of Business                                             11
---------------------------------
  ITEM 2. Description of Property                                             14
---------------------------------
  ITEM 3. Legal Proceedings                                                   14
---------------------------
  ITEM 4. Submission of Matters to a Vote of Security Holders                 14
-------------------------------------------------------------

PART II                                                                       16
-------


  ITEM 5. Market For Common Equity and Related Stockholders Matters           16
-------------------------------------------------------------------
  ITEM 6. Management's Discussion and Analysis or Plan of Operation           19
-------------------------------------------------------------------
  ITEM 7. Financial Statements                                               F-1
------------------------------
  ITEM 8. Changes in and Disagreements with Accountants                     F-12
--------------------------------------------------------

PART III                                                                    F-12
--------

  ITEM 9. Directors, Executive Officers, Promoters and Control Persons:
------------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act                           F-12
-------------------------------------------------

  ITEM 10. Executive Compansation                                           F-14
---------------------------------
  ITEM 11. Security Ownership of Certain Beneficial Owners and Management   F-17
-------------------------------------------------------------------------
  ITEM 12. Certain Relationships and Related Tranxactions                   F-19
---------------------------------------------------------
  ITEM 13. Controls and Procedures                                          F-19
----------------------------------
  ITEM 14. Exhibits and Financial Statement Schedules and Reports
-----------------------------------------------------------------
 on File 8K                                                                 F-19
-----------

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

CytoGenix, Inc. ("CytoGenix" or "the Company") is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technology for identifying and silencing disease causing genes. The Company's technology includes gene silencing techniques applicable to genes from pathogenic organisms or selected genes from a host to prevent the expression of harmful proteins, thereby preventing or ameliorating disease. The Company also has developed a novel process to produce cell free, plasmid DNA for use in its own products and for sale to the biopharmaceutical market. The company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies. In addition to development and commercialization of therapeutic compounds, the Company seeks to sell and/or license its technology to biotechnology companies seeking determination of specific genes' function and purpose and to consumers of plasmid DNA.


The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company's inception. Since our inception in 1995, we have dedicated ourselves to engineering DNA-based molecules for therapeutic and drug target identification purposes. Our expertise in nucleic acid technology enables us to focus on the development of new types of nucleic acid-based therapeutics based on the ability to express single stranded DNA inside cells of living organisms or to induce synthetic DNA mimetic constructs into target cells to silence selected genes.

Gene Expression and Human Disease

Widely published scientific studies conducted over the last 20 years by leading universities, government research laboratories, such as the National Institutes of Health and the National Cancer Institute, and private research laboratories have established that most diseases are the result of malfunctioning genes in an organism's genome, or the activities of genes from pathogens such as viruses, bacteria or funguses . This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others. To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA (mRNA) is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it participates in the assembly of the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves. Fortunately, this genetic activity can be interrupted and controlled at three levels with the introduction of a specific sequence of ssDNA into the cells; (i) at the level of the genome itself, (ii) interfering with the messenger RNA (mRNA) produced by the genome leading to the production of the protein for which the mRNA is encoded and (iii) at the protein level where a single strand of DNA may be made that will bind with the protein and disable it.

CytoGenix Gene Silencing Technology

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

         2. Antisense: Messenger RNA is intercepted en route by a complementary ssDNA sequence that it binds to and results in the destruction of the mRNA by enzymes within the cell, thus preventing the mRNA from producing the undesired protein.

         3. Catalytic DNA: Similar to antisense, a ssDNA sequence containing sequence regions binds to the mRNA, but also contains a unique sequence region that acts to cut and destroy the mRNA, thus preventing it from producing the undesired protein.

         4.   Aptamer:  The ssDNA  binds to the  protein  itself in the cell and
              causes   the   undesired   protein   to  become   inactivated   or
              dysfunctional.

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

DEVELOPMENT TO DATE (RESEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated with the work of Dr. Charles Conrad, which he developed while at InGene, Inc. This breakthrough technology was originally protected by issued United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells." In 1999, CytoGenix purchased the rights to Dr. Conrad's patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance single stranded DNA expression technology. Shortly after acquisition of the foregoing patent, worldwide protection was pursued by filing two applications under the Patent Cooperation Treaty (PCT) entitled, "Enzymatic Synthesis of ssDNA" (World Publication No. WO00/22113), and "Production of ssDNA in vivo" (World Publication No. WO00/22114). Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets. In addition to the original issued patent, Cytogenix currently holds 12 pending US applications, and 27 pending national applications stemming from six PCT applications. This assertive approach to protection of the Company's technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use. The Company holds a total of 45 issued patents and pending United States and foreign applications.

These patents are important to the Company because they help form the basis of the technology needed for the production of the Company's complementary technology and other products. The technology has been proven in numerous laboratory and animal experiments and has been widely published as set forth below.

It has been reported in scientific literature, such as in Reuters Business Insight 2000 publication, Antisense Therapy: Technical Aspects and Commercial Opportunities by Prof. Dr. K.K. Jain M.D., that other Antisense molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications. Laboratory cell culture studies have demonstrated that the Company's ssDNA expression vector can adequately deliver sequence specific DNA molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the challenges previously experienced. As described under "CytoGenix Gene Silencing Technology" above, the Company's technology is not limited to only antisense applications, but can target and enzymatically cleave target mRNA using DNA enzyme formulations. The technology can also be used to generate triplex forming oligonucleotides that bind to specific sites in the genome itself to inhibit expression by the gene at that site, generate ssDNA that will bind to specific, targeted proteins to neutralize them and competitively inhibit genetic expression/transcription of targeted genes. The Company has extended the results achieved in cell cultures to cells in live animals.

The Genomics field has vastly expanded the number of potential drug targets. The Company has utilized its ssDNA expression technology to develop a library screening technique for gene target identification and validation. The CytoGenix proprietary gene neutralization system is a powerful tool in confirming gene target function. The screening library technique enables efficient testing of multiple oligonucleotide sequences. When a sequence silences a targeted gene, the construct for introducing the identified sequence in cellular and animal experiments is readily produced. Use of the screening library has led to the discovery of sequences that have been useful in several of the Company's products under development.

The Company has developed a separate technology against bacteria using mimetic oligonucleotides as sequences to silence targeted bacterial genes. Targeted genes include those necessary for the bacteria's survival, ability to reproduce and/or to express various toxins.

The Company has also developed a novel technique for producing cell free plasmid DNA thus bypassing the fermentation process. The cell free synthesis of plasmid DNA has numerous advantages: CytoGenix, synthetic DNA (SynDNA(TM)) is free of the endotoxins, bacterial DNA, RNA and proteins that must be laboriously removed in the fermentation process using live bacteria. More importantly, synthetic DNA can be produced more rapidly and less expensively than in the traditional fermentation method.

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

Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs. The Company is conducting research and/or preclinical development with product candidates in the following areas: infectious disease (anti-virals and anti-bacterials), inflammation and cancer.


Products under development include:

Infectious Disease Program


CY301 (Simplivir(TM)) anti-herpes topical is anticipated to address the needs of 70 million infected Americans; today's marginally effective products have revenues in excess of $1 billion. The most likely methods of use include prophylactic and neonatal applications. Our proprietary plasmid DNA sequences turn-off the HSV ICP4 and ICP47 genes. Found in HSV-1, -2 and Herpes Zoster, the ICP4 gene is critical for the replication of the virus in the host cell. The ICP47 gene produces a protein that assists the virus in interfering with a host's immune system in recognizing the virus and eliminating it. Pre-clinical in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the Company's proprietary plasmid DNA coded with an ICP4 knockdown sequence. Mouse trials were initiated in August, 2003 and are continuing. Pre-clinical toxicology studies are being designed and will enable the filing of an Investigational New Drug (IND) application with the Food & Drug Administration (FDA) in 4th quarter 2005.


CY401 targets multi-drug resistant bacteria including methicillin-resistant staphylococcus aureus (MRSA). Recently, MRSA strains that had previously been confined to hospitals are now appearing in the community. Clinicians are encountering difficulty in treating MRSA infections, and CY401 is anticipated to be a leading product in a new class of antibacterial compounds. Studies conducted in cell culture indicate that CY401 has potent killing capability even against the most resistant bacterial pathogens such as MRSA. Animal testing has confirmed this and CytoGenix is preparing to conduct the required safety and toxicology studies to support the filing of an IND with a target filing date in the first quarter of 2006.

CY403 specifically targets only the staphylococcus species.

Inflammatory Disease Program

CY303 is a topical anti-inflammatory product that blocks the activity of an adhesion molecule known as intercellular adhesion molecule or ICAM-1. The initial medical condition for this topical anti-inflammatory product is moderate to severe psoriasis. Other medical conditions where CY303 could be therapeutically beneficial include contact dermatitis, acne, decubitus, rosacea and joint swelling. Studies to test the ability of CY303 to inhibit the expression of ICAM-1 are ongoing and assuming success, CY303 will be the third IND application submitted by CytoGenix.

Cancer Program


Investigators have used the Company's ssDNA expression vector technology to knockdown cancer genes as part of projects supported by the National Institutes of Health Small Business Innovative Research, SBIR program. Some of this work has progressed to the level of preclinical studies, and success in these studies will allow progression to clinical applications.


Aerosol Delivery of Anti Metastatic Tumors in Lungs


According to information from MedLinePLus at http://www.nlm.nih.gov/medlineplus/ency/article/000097.htm: "Metastatic tumors in the lungs are malignancies (cancers) that developed at other sites and spread via the blood stream to the lungs. Common tumors that metastasize to the lungs include breast cancer, colon cancer, prostate cancer, sarcoma, bladder cancer, neuroblastoma, and Wilm's tumor. However, almost any cancer has the capacity to spread to the lungs."


The Company has received a federal government grant from the National Institutes of Health (the National Cancer Institute) to support the Company's work with a researcher at a major medical school who is using the Company's ssDNA expression vector with a propietary aerosol delivery system against a cancer gene common to metatastic tumor cells.


Anti- Solid Tumor Gene Therapy


The Company has entered into an agreement with scientists at a university gene therapy center for preclinical experiments using the company's ssDNA expression vector technology to silence a gene that has been shown to cause malignant transformation of tumor cells.


The combination of a proprietary delivery technology and CytoGenix' gene silencing technology has great potential for new treatments of malignancies, particularly in breast, head, neck, and prostate tumors.


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

The Company is investigating targeted delivery using synthetic DNA delivery systems containing histidine-rich peptides and polypeptides and self-assembled delivery systems based on cationic lipids and polymers.


Synthetic DNA Process

Scientists at CytoGenix have developed a novel method for producing large amounts of high quality therapeutic circular DNA with significant reductions in residual contaminants compared to traditional fermentation methods. Specifically, we have identified and optimized a method for in vitro DNA synthesis and amplification for the production of good manufacturing practices
(GMP) drug substances.


Cell-free amplification of c-DNA has many important benefits beginning with the size and composition of the plasmid. Under this system, there is no need for bacterial replication genes or selection markers such as antibiotic resistant genes. In most cases, this will reduce the size and weight of the therapeutic c-DNA by at least 3,000 base pairs or a molecular weight of approximately 2,000 kilo Daltons. The total absence of bacteria and growth media assures that there is no need to employ mechanical or chemical purification methods to extract cell or animal proteins, RNA, genomic DNA and backbone molecules. This feature allows the designer more control of coding for non-specific and specific immune responses.

Greater biological activity

Our experiments have shown that the biological response to c-DNAs with no vector backbone is approximately one and one-half times higher than traditional plasmids. Other investigators have reported greater activity levels of in vivo studies using "DNA mini circles". At the molecular level, 100nano grams of traditional plasmid DNA is equal to 60ng of bacteria-free c-DNA. This may explain the result of our transfection experiments and suggest that less in vitro synthesized DNA may be required to generate the same biological effect as its plasmid counterpart. In terms of cost, this would translate in substantial savings.

Low risk, low cost and fast cycle time

Our novel process is bench-scale and requires little equipment, space or human intervention in comparison to bioprocess manufacturing facilities. No cell banks are needed and no yield optimization steps that can add weeks or months to the production process. This process lends itself to liquid-handling automation and one technician can synthesize gram quantities in a matter of days working in custom manufacturing suites. The capital costs for physical plant and on-going fixed and variable operating expenses are a fraction of the costs of large-scale bioprocess methods. We believe that this synthetic process will be more consistent, yield material of higher purity, and will enable delivery of higher concentrations of Active Pharmaceutical Ingredient (API) if needed.

Improved regulatory profile

Benefits provided by the cell-free synthesis from a regulatory agency review and compliance perspective are significant. By beginning with a well-characterized synthetic master construct, there is no need for cell bank systems (master or working cell banks), thus reducing the risk and amount of documentation, space and cost. Similarly, product cGMP manufacturing procedures detailing methods for cell collection, processing and culture conditions would no longer be necessary and would substantially reduce quality assurance and quality control ( QA/QC) and compliance overhead costs.

Cytogenix is carrying out a multi-pronged strategy with the objective of commercializing this technology within the next year. The following summarizes our plans:

          o Process optimization and scale-up, continued experimentation to achieve yield optimization, reduced reagent usage and reduced costs. Manufacture milligram quantities consistently, conduct several animal studies with various plasmids to verify bioactivity equal to or greater than plasmids produced via traditional methods. Scale-up to produce gram quantities.
          o    Develop reagent suppliers and sourcing,  establish  relationships with manufacturers of enzymes. Develop quality parameters.
          o    Construct cGMP production  suite,  build and equip a side-by-side manufacturing suite for simultaneous production of batches cGMP pDNA.
          o Business development, we are currently evaluating options for industry partnership for continued development of the process including contract manufacturing

All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address. The Company's primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts

The Company is currently supporting two Sponsored Research Agreements (SRA):

         Dr. Cy Stein's lab at Albert Einstein College of Medicine is using Cytogenix's proprietary gene silencing DNA technology against a gene found in melanoma cells that produces a protein known to counteract the effect of several chemotherapeutic agents in difficult to treat cancers.

         Dr. Charles Densmore's lab at Baylor College of Medicine is conducting animal trials to determine the effect of CytoGenix's gene silencing technology on cancer in the lungs of mice using aerosol gene delivery system.


Other research is contemplated to explore various plasmid delivery systems.

Yin Chen, the Company's Vice President of Research and Development, was invited to give presentation at 1) the 10th International Conference on Gene Therapy in Cancer held from December 13 to 15, 2001 in San Diego, CA; 2) 3rd Annual
Conference: RNA in Drug Development - RNA as Tool and Target, San Diego, CA, November 10-13, 2003 and 3) A Novel Single-Stranded DNA Expression Vector. Louisiana at the Crossroads: Moving Biotechnology from Research to Commercialization, Shreveport, LA, June 24, 2004.

The first phase of a Small Business Technology Transfer Program (STTR) Grant entitled, "ssDNA Expression of Triplex-Forming Oligonucleotides" was approved for funding by the National Institute of Child Health/Human Development (NICHD) of the National Institutes of Health and has been completed.

The second SBIR grant entitled, "PEI aerosol delivery of ssDNA expression vector" was awarded by the National Cancer Institute, NIH in 2004.


The Company and its cooperating university scientists have published a number of scientific papers and presented at scientific meetings. These publications include:

     1. Tan, X. & Chen, Y., A novel genomic approach identifies bacterial DNA-dependent RNA polymerase as the target of an antibacterial oligodeoxynucleotide, RBL-1 Biochemistry, 2005 (in press).
     2. Tan, X., Actor, J.K., & Chen, Y. PNA antisense oligomer as a therapeutic strategy against bacterial infection: proof of principle using mouse peritonitis model, Antimicrobial Agent and Chemotherapy, (submitted), 2005.
     3. Tan, X, & Chen, Y. Discovery of novel antibiotics using cell-based screening (Review), Current Drug Discovery, pp. 21-23, April, 2004.
     4. Tan, X., Knesha, R., Margolin, W. and Chen, Y. DNA enzyme generated by a novel single-stranded DNA expression vector inhibits expression of the essential bacterial cell division gene ftsZ, Biochemistry, 43:
          1111-1117, 2004.
     5. McMicken, H., Bates, P. and Chen, Y. Antiproliferative activity of G-quartet-containing oligonucleotides generated by a novel single-stranded DNA expression system, Cancer Gene Therapy, 10(12):867-869, 2003.
     6. Chen, Y. and McMicken, H. Intracellular production of DNA enzyme by a novel single-stranded DNA expression vector, Gene Therapy, 10:1776-1780, 2003.
     7. Chen, Y. , Ji, Y., and Conrad, C. Expression of single-stranded DNA in mammalian cells, Biotechniques, 34:167-171, 2003.
     8. Chen, Y., Novel Technologies for target validation, Genetic Engineering News, 23(11):7-9, 2003.
     9. Chen, Y. A novel single-stranded DNA (ssDNA) expression vector (Review), Expert Opinion on Biological Therapy, 2:735-740, 2002.
     10. Chen, Y. Meeting highlights, 10th International conference on gene therapy of cancer, Expert Opinion on Biological Therapy, 2:443-445, 2002.
     11. Chen, Y., Growth of oligo-based drugs, Genomics & Proteomics, October, 2002.
     12. Datta, H., and Glazer, P. Intracelullar generation of single-stranded DNA for chromosomal triplex formation and induced recombination, Nucleic Acid Research, 29:5140-5147, 2001. A marvel of biochemical engineering means cells can produce DNA enzyme to attach cancer, New Scientist, January, 2001.
     13. Chen, Y. , Ji, Y., Roxby, R., and Conrad, C. In vivo expression of single-stranded DNA in mammalian cells with DNA enzyme sequences targeted to c-raf, Antisense & Nucleic Acid Drug Development, 10:
          415-422, 2000.

Our Business Strategy

The goal and the focus of the Company are to leverage its proprietary technology to maximize investor value. The Company is developing skin creams that should be safer and more effective than systemic drugs (pills) for these diseases. Upon successful completion of Phase I/II clinical trials, the Company intends to seek distribution agreements with domestic and foreign pharmaceutical companies.


     o We intend to independently develop oligonucleotide mediated therapeutic applications in several disease areas.

     o We will pursue partnerships with other pharmaceutical or biotechnology companies to develop DNA expression-based therapeutics.

        We will seek to maintain and expand our patent portfolio and proprietary technology. We own 12 issued or pending patents relating to nucleic acid technology, gene identification and gene silencing techniques.
     o There are also 33 foreign counterparts. We aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and gene target validation.

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

MANAGEMENT AND EMPLOYEES

The Company has 11 full-time employees:

MANAGEMENT

Chief Executive  Officer/President - Malcolm Skolnick, PhD,JD
-------------------------------------------------------------
Malcolm Skolnick has served as President, Chief Executive Officer and Director of the Company since September 1999. He received his Ph.D. in Physics from Cornell University and the JD from the University of Houston Law Center. Prior to joining the Company, Dr. Skolnick held academic positions in the Medical School, the Graduate School of Biomedical Sciences and the School of Public Health of the University of Texas Health Science Center at Houston. He has conducted both animal experiments and clinical trials and has presented clinical data to the Food and Drug Administration pursuant to obtaining Pre-Market Approval for medical devices. Dr. Skolnick is currently an Adjunct Professor in the School of Public Health where he formerly served as Professor of Technology and Health Law. Dr. Skolnick is a registered patent attorney and licensed to practice law in Texas. Prior to joining the School of Public Health, Dr. Skolnick managed the Health Science Center's Office of Technology Management and oversaw the University's activities in protecting and licensing its technology. Dr. Skolnick has been active in patent prosecution and licensing for selected clients and has served as an expert witness in intellectual property, product liability, and accident reconstruction matters.

Vice President of Research and Development -- Yin Chen, PhD
-----------------------------------------------------------
Dr. Chen earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996. Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. In 1999, he joined InGene, Inc. of Kansas City, Missouri as senior research scientist and then Cytogenix, as chief research scientist in February 2000. He is one of co-inventors of our company's proprietary ssDNA expression systems. He was appointed to this position by the Board of Directors on November 7, 2001. Dr. Yin Chen also serves as Executive Secretary of the Company's Scientific Advisory Committee.

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

Chief Operating Officer - Frank Vazquez
---------------------------------------
As of July 1, 2002, Frank Vazquez has accepted the position of Executive Vice President and Chief Operations Officer. Reporting to Dr. Skolnick, Mr. Vazquez is responsible for the day-to-day operations of the business, with emphasis on the coordination of our scientific and commercial activities. Mr. Vazquez has 38 years of executive, marketing and operations management and entrepreneurial experience in Biotechnology, Pharmaceutical, Computer Software and Telecommunications companies. He was founding President/CEO and Vice Chairman of Lark Technologies, Inc. and founding President/CEO of Medical Metrics, Inc. He is highly experienced in establishing and developing biotechnology and medical products start-up companies. He previously held the positions of Vice President Marketing and Sales, Trinity Computing Systems, Inc., Vice President, Operations and Logistics, CooperVision (PR), Inc., Senior Consultant with the firm of Booz Allen and Hamilton, and line management positions with ITT Corporation and IBM Corporation. He holds a B.S. in Economics, from Columbia University and has attended advanced management programs at Stanford University and the University of Chicago.


Kurt L. Berens - Vice-President of Product Development
------------------------------------------------------
Mr. Berens has ten years research and development experience in ethical drugs and medical devices. Mr. Berens has been a collaborator on projects in academia and was most recently the Manager of the Cellular and Biomedical Section at NASA-Johnson Space Center. He was a Senior Project Manager for Texas Biotechnology for six years, Mr. Berens was part of a development team that was successful in obtaining FDA approval for Argatroban(R). Trained as a pharmaceutical scientist, Mr. Berens has worked successfully in both the academic and commercial drug development fields. Mr. Berens received his Bachelor's degree at the University of Minnesota followed by doctoral studies in pharmaceutics at the University of Houston.


KEY EMPLOYEES

Senior Laboratory Director-Harilyn McMicken, BS, MT(ASCP)
---------------------------------------------------------
Harilyn W. McMicken graduated from Abilene Christian University and University of Texas at Galveston with a B.S Science and registered medical technologist
(ASCP).She has done post graduate work at the University of Texas School for Biomedical Sciences in Houston, Texas. CytoGenix, Inc. hired Ms. McMicken as its Senior Laboratory Director on May 1, 2000. Prior to her employment by the Company, Ms McMicken was Senior Research Assistant for 23 years in the Department of Pediatrics at Baylor College of Medicine. Her responsibilities and expertise lie in the areas of molecular biology and general laboratory and personnel management.


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


Frederic Kendirgi, PhD - Research Scientist
-------------------------------------------
Dr. Kendirgi has broad experience in eukaryotic gene expression as well as developing assays for protein detection/function and expression vectors in eukaryotic systems. He earned his M.Sc. in Virology and Immunology in 1995 from the University of Quebec (INRS-Institut Armand-Frappier) Laval, Canada and his Ph.D. in Biochemistry and Molecular Biology from the University of Calgary, Calgary Alberta, Canada in 2000. Subsequently, he joined the laboratory of Dr. S.R. Wente as post-doctoral scientist at Washington University in St. Louis and Vanderbilt University, Nashville. Dr. Kendirgi has authored, co-authored or presented 10 scientific abstracts at national and international meeting and 5 scientific papers. He joined Cytogenix research and development team in October 2004.

Cindee  Ewell, Ph.D., JD, Intellectual Property Advisor
-------------------------------------------------------
Dr. Ewell brings a combination of scientific and intellectual property experience that is critical to securing and maintaining the legal protection of the technology as it develops in the laboratory at CytoGenix. Dr. Ewell holds a Bachelor of Science degree from Cornell University, a Doctor of Philosophy degree from the University of Texas Health Science Center at Houston, and a Juris Doctorate from South Texas College of Law. Prior to graduate school, Dr. Ewell worked as a researcher in the biotechnology industry as a molecular biologist where she worked on vaccine development. After she acquired her Ph.D. where her thesis focused on the genetic regulation of bacterial membrane synthesis, Dr. Ewell worked as a post-doctoral fellow in the Department of Cell Biology at Baylor College of Medicine. Her post-doctoral research included investigating the genetic regulation of aging related processes as well as the endocrine regulation of gene expression in both reproductive processes and Alzheimer's Disease. She has worked with various systems including bacteria, fruit flies, mice, rats, human tissue and mammalian cell culture. Her legal expertise includes three years of consulting as a technical advisor with two law firms in the downtown Houston area prior to and during attendance at South Texas to acquire her law degree. Dr. Ewell has recently joined the staff at CytoGenix as an intellectual property advisor.

The executive officers of the Company are described further in Item 9, "Directors and Executive Officers."


SCIENTIFIC ADVISORY BOARD

The Scientific Advisory Board (SAB) for CytoGenix is administered by SAB Executive Secretary, Yin Chen, the Vice President of Research and Development for the Company and Chairman of the SAB. The SAB was formed on August 20, 1998, by the Board of Directors, to advise the Company on scientific protocol and future experimental and research endeavors. Members of the SAB who are not employees of the Company are paid $200.00 per hour for their services. There are no existing contractual relationships between the Company and any non-employee member of the SAB other than the license granted by Dr. Conrad to the Company described under the caption "Development to Date" above. The Scientific Advisory Board's responsibilities are to scrutinize and verify (1) protocols of sponsored research agreements to which the Company became a party, (2) papers submitted by the Company for publication describing achieved research results, (3) abstracts of presentations to be made by the Company at scientific and technical meetings, and (4) specifications and claims of patent applications proposed by the Company. The members are:

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

SAMUEL KAPLAN, PH.D. Professor and Chairman of the Department of Microbiology of the University of Texas Houston Medical School. Dr. Kaplan's scientific and academic career spans four decades and several continents. He is chairman of the publications board of the American Society of Microbiology, publishers of eleven of the world's premier biological sciences journals. Recognized by his peers, he is the recipient of twelve honorary awards. He has authored over 200 scientific papers and written several chapters of electronic educational texts.


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


YIN CHEN, PH.D.: See the description above under the caption "Management".
----------------


Regulatory Issues

The Company's therapeutic products are subject to regulation under the Federal Food, Drug and Cosmetic Act and will require review and authorization by the Center for Biologics Evaluation & Research (CBER) of the Food & Drug Administration prior to the initiation of clinical trials. In January 2005, the Company began the Regulatory process by participating in a Pre-IND meeting with expert reviewers from the Office of Cellular, Tissue and Gene Therapies. A primary outcome of the meeting was communication by FDA of the additional evidence to be collected in order for the Company to file an IND application.

Gene-targeted products for therapeutic applications (drugs) or prophylaxis of disease (vaccines) are expected to be subject to extensive regulation by the FDA and comparable regulatory agencies around the world. The regulatory requirements for the Company's products in development are incompletely defined since FDA has limited experience with gene-targeting products compared to the extensive experience and history in the regulation of small molecules. Using the path taken by companies with similar, previously approved products as a guideline and by interpreting the requirements as listed in the Code of Federal Regulations, we intend to execute a development plan that is focused, maximizes patient safety and is expedient in reaching the goal of product approval.

Current estimates to gain FDA-approval for a new drug product suggest an average cost of $800 million and a time frame of 12 years for research and development activities. Once a new drug candidate has been identified, preclinical toxicology studies must be conducted in the laboratory and in several animal species to provide scientific evidence of efficacy and to identify any safety concerns that would preclude use in humans. The results of these studies are submitted as a part of an Investigational New Drug (IND) application to FDA. If the data provide sufficient evidence that the product can be safely administered to humans, the FDA will allow an exemption which will permit the sponsor to ship the drug across interstate lines for clinical testing in the phases described below. Annual progress reports are submitted to the FDA of each phase of clinical testing and modifications, suspension, or termination of clinical trials may be necessary if an unanticipated risk is presented to patients.

The process of obtaining FDA approval to market a pharmaceutical product in the United States requires a series of clinical trials to demonstrate the safety and efficacy of the product. Clinical trials for therapeutic products are normally done in three phases. The first administration to humans is conducted in Phase I clinical trials and these trials are typically conducted with a small number of healthy volunteers to determine the safety profile of a range of doses of the product. Additional Phase I trials will test the absorption, distribution, metabolism and elimination of the drug product's active ingredient. Phase II clinical trials are conducted with a larger group of individuals and these studies usually involve the target patient population in which the drug product is intended. Patients with the targeted disorder or indication are administered the drug product to identify if the disease affects the safety profile of the drug product as predicted by the Phase I experience. Phase II clinical trials will test for preliminary efficacy, and the optimal regimen (dose level and frequency of administration) will be defined. Phase III clinical trials provide the pivotal evidence for regulatory approval. Phase III clinical trials are typically randomized, double-blind and placebo-controlled and can involve hundreds to thousands of patients with the target indication. Drug products in development for most types of cancer and some life-threatening diseases may undergo initial human testing in patients afflicted with the target disease as opposed to healthy volunteers. Occasionally, efficacy testing of a product may present a special challenge to testing in humans, e.g., vaccines to protect healthy humans from an atypical life-threatening disease (pandemic influenza or bioterrorism).

After completion of clinical trials of a new product, FDA marketing approval must be obtained. If the product is regulated as a biologic (as the Company's products will be), a Biologics License Application (BLA) is required. The BLA must include integrated summaries of safety and efficacy derived from preclinical studies, and clinical trials in addition to detailed information regarding chemistry, manufacturing and controls.

Before marketing clearance is secured, the manufacturing facility will be inspected for compliance with current Good Manufacturing Practices, or cGMP, by FDA inspectors. The manufacturing facility must satisfy cGMP requirements prior to receiving marketing clearance. In addition, after marketing clearance is secured, the manufacturing facility will be inspected periodically for cGMP compliance by FDA inspectors, and, if the facility is located in California, by inspectors from the Food and Drug Branch of the California Department of Health Services.

In addition to the FDA requirements, the NIH has established guidelines for research involving human gene therapy, including recombinant DNA molecules. The FDA cooperates in the enforcement of these guidelines, which apply to all recombinant DNA research that is conducted at facilities supported by the NIH, including proposals to conduct clinical research involving gene therapies. The NIH review of clinical trial proposals and safety information is a public process and often involves review and approval by the Recombinant DNA Advisory Committee (RAC) of the NIH.

We understand that both the FDA and the NIH are considering rules and regulations that would require public disclosure of commercial development data that are presently confidential. This potential disclosure of commercial confidential information, if implemented, may result in loss of competitive secrets, which could be commercially detrimental.

The Company is developing therapeutic products against: infectious diseases (CY301, Simplivir(TM) for herpes infections, CY401 for multi-drug resistant bacterial infections); inflammatory disorders (CY303 for psoriasis); and cancer. The Company is also engaged in the development of technology designed to deliver nucleic acids safely to targeted cells. One of the Company's core technologies involves the harnessing of genetic mechanisms to instruct target cells to make multiple copies of single strand DNA or oligodeoxynucleotides (ODN's) in their cytoplasm. These small pieces of DNA can act in several ways to prevent errant genes from producing proteins. Individual ODN sequences can be coded to interrupt pre- and post-transcription or pre- and post-translation events.
Depending on the gene target, ODN's can be coded to form anti-sense, DNA enzymes, triplex-forming molecules (protein-binding pieces). Several of these techniques will be employed in the Company's products.

Recently, scientists at CytoGenix discovered a unique process that will ultimately result in a commercial-scale capability to produce cGMP grade DNA for human testing. This process involves chemo-enzymatic synthesis of DNA as opposed to the current industry standard method of fermentation using bacteria in culture. The advantages of this process are many-fold and may include higher purity DNA with significant reduction in process contaminants such as endotoxin. In addition, this process may reduce the burden on regulatory reviewers by eliminating the requirement for data associated with cell banks which are currently a necessity to assure biologic product safety. We intend to utilize this process to create cGMP-quality plasmid DNA at a fraction of the cost compared to traditional fermentation methods for use in clinical development of the Company's ethical (by prescription) drug products. Excess capacity will be used to produce DNA on a fee for service basis.

ITEM 2: DESCRIPTION OF PROPERTY

The Company's corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042. The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003. The facility is in new condition and is adequate for the Company's current operations. Rent on the facility is $5,800.00 per month.

ITEM 3: LEGAL PROCEEDINGS

Phanuel Pursuits, LLC v. CytoGenix, Inc.

Phanuel Pursuits, LLC had entered into Option Agreements pursuant to obtaining licenses to commercialize the Company's anti-herpes product in China and India. Phanuel withdrew from the China option. Phanuel owes unpaid sums due under the remaining Option Agreement, including a specific payment due to purchase the Company's data they would need for submission to the Indian authorities. Phanuel filed suit October 8, 2004 alleging the Company withheld that data and therefore breached the agreement. The Company believes the suit is completely without merit.

William B. Waldroff and Applied Veterinary Genomics, Inc. v. CytoGenix, Inc.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in the amount of $110,000. Post judgment motions will be filed in the trial court.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS On February 3, 2004, the Company held the 2003 annual meeting of the shareholders for purposes of the following:

(1) RATIFICATION OF 2001 AMENDMENT TO ARTICLES OF INCORPORATION. The ratification of an amendment to the Articles of Incorporation of the Company filed on March 7, 2001 with the Secretary of State of the State of Nevada for the purpose of increasing the number of shares of common stock the Company has the authority to issue by 100,000,000 shares, from 50,000,000 to 150,000,000;

(2) ELECTION OF DIRECTORS. To elect seven directors to hold office until the future Annual Meeting of Shareholders at which their respective terms expire and until their successors are elected and qualified;

(3) APPROVAL OF INCREASE IN AUTHORIZED SHARES OF COMMON STOCK. The approval of an amendment to the Articles of Incorporation of the Company to increase the number of shares of common stock the Company has the authority to issue by 150,000,000 shares, from 150,000,000 shares to 300,000,000 shares.

(4) APPROVAL OF PREFERRED STOCK. The approval of an amendment to the Articles of Incorporation of the Company to create and authorize a class of 50,000,000 shares of preferred stock available for future issuances with terms and preferences designated by the board of directors of the Company.

(5) APPROVAL OF STOCK OPTION PLAN. The approval of the Stock Option Plan of the Company.

(6) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Malone & Bailey, PLLC. as the independent auditors for the Company for the fiscal year ending December 31, 2003.

A majority of the shares entitled to vote, present in person or represented by proxy, constituted a quorum at the Annual Meeting. The ratification of the 2001 amendment to the Articles of Incorporation required the affirmative vote of the holders of 73,724,994 shares of Common Stock, which equaled a majority of

50,000,000 shares (or 25,000,001 shares) plus all shares issued by the Company in excess of 50,000,000 shares prior to the date of the annual meeting. The approval of the two proposals to amend the Articles of Incorporation required the affirmative vote of the holders of a majority of the outstanding shares of Common Stock entitled to vote. For the approval of Proposal No.2 (the election of directors), the seven candidates receiving the greatest number of affirmative votes were elected. The affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting was required to ratify and approve Proposal No. 5 (approval of Stock Option Plan) and Proposal No. 6 (appointment of independent auditors).

On December 12, 2003, the record date for the annual Shareholder meeting held on February 3, 2004, there were 98,724,993 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the six proposals. On February 3, 2004, a quorum was reached totaling 80,134,480 shares voted.

The results of the voting on the above matters presented to the Shareholders were as follows:

(1) RATIFICATION OF 2001 AMENDMENT TO ARTICLES OF INCORPORATION. The March 7, 2001 amendment to the Articles of Incorporation was ratified by the shareholders, with 78,908,045 shares voting for, 1,168,929 shares voting against and with 57,506 shares abstaining.

(2) ELECTION OF DIRECTORS. The three directors submitted to the shareholders for approval were elected as follows:

Malcolm H. Skolnick: 79,967,078 shares voting for, 167,402 shares withheld.

Frank Vazquez: 80,008,278 shares voting for, 126,202 shares withheld.

Scott E. Parazynski: 80,023,278 shares voting for, 111,202 shares withheld.

Lawrence Wunderlich: 79,896,522 shares voting for, 237,958 shares withheld.

Raymond L. Ocampo, Jr.: 80,041,503 shares voting for, 92,977 shares withheld.

John J. Rossi: 80,040,503 shares voting for, 93,977 shares withheld.

Cy A. Stein: 80,039,303 shares voting for, 95,177 shares withheld.

(3) APPROVAL OF INCREASE IN AUTHORIZED SHARES OF COMMON STOCK. The amendment to the Articles of Incorporation to increase the number of authorized shares of Common stock from 150,000,000 shares to 300,000,000 shares was approved by the shareholders, with 68,104,810 shares voting for, 11,969,014 shares voting against and with 60,656 shares abstaining.

(4) APPROVAL OF PREFERRED STOCK. The amendment to the Articles of Incorporation to create and authorize a class of 50,000,000 shares of preferred stock was approved by the shareholders, with 58,758,210 shares voting for, 2,126,872 shares voting against and with 83,206 shares abstaining.

(5)  APPROVAL OF STOCK  OPTION  PLAN.  The Stock  Option Plan of the Company was
approved by the shareholders, with 58,438,179 shares voting for, 1,682,109 shares voting against and with 848,000 shares abstaining.

(6) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. The appointment of Malone & Bailey, PLLC as the independent auditors for the Company for the fiscal year ending December 31, 2003 was approved by the shareholders, with 79,602,394 shares voting for, 119,147 shares voting against and with 412,939 shares abstaining.


On June 30, 2004, the Company held the 2004 annual meeting of the shareholders for purposes of the following:

(1) ELECTION OF DIRECTORS. To elect three directors to hold office until the 2007 Annual Meeting of Shareholders or until their successors are elected and qualified;

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Malone & Bailey, PLLC. as the independent auditors for the Company for the fiscal year ending December 31, 2004.

A majority of the shares entitled to vote, present in person or represented by proxy, constituted a quorum at the Annual Meeting. For the approval of Proposal No.1 (the election of directors), the three candidates receiving the greatest number of affirmative votes were elected. The affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting was required to ratify and approve Proposal No. 2 (appointment of independent auditors).

On May 10, 2004, the record date for the annual Shareholder meeting held on June 30, 2004, there were 100,317,290 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the two proposals. On June 30, 2004, a quorum was reached totaling 58,601,689 shares voted.

The results of the voting on the above matters presented to the Shareholders were as follows:

(1) ELECTION OF DIRECTORS. The three directors submitted to the shareholders for approval were elected as follows:

Lawrence Wunderlich: 58,478,177 shares voting for, 123,512 shares withheld.

Raymond L. Ocampo, Jr.: 58,562,189 shares voting for, 39,500 shares withheld.

John J. Rossi: 58,562,189 shares voting for, 39,500 shares withheld.

 (2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. The appointment of Malone & Bailey, PLLC as the independent auditors for the Company for the fiscal year ending December 31, 2004 was approved by the shareholders, with 58,448,756 shares voting for, 6,000 shares voting against and with 146,933 shares abstaining.

                                     PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS


PRINCIPAL MARKET

The Company's securities were quoted on the NASD electronic bulletin board, from February 5, 1996 to February 27, 2000. The Company was delisted from the NASD electronic bulletin board on February 27, 2000 due to the Company having not achieved compliance with NASD marketplace rule 6530. On August 24, 2001 the Company was relisted on the Over The Counter Bulletin Board. The Company's ticker symbol is "CYGX". The market makers in 2004 for the Company's common stock were:

ACAP FINANCIAL, INC.
BROKERAGEAMERICA, LLC
BEAR, STEARNS & CO., INC.
BILTMORE INTERNATIONAL CORPORATION
DOMESTIC SECURITIES, INC.
GVR COMPANY, LLC
FULCRUM GLOBAL PARTNERS, LLC
WM. V. FRANKEL & CO., INCORPORATED
ARCHIPELAGO TRADING SERVICES, INC.
HUDSON SECURITIES, INC.
HILL THOMPSON MAGID & CO., INC.
INT'L TRADING, INC.

JEFFERIES & COMPANY, INC.
MAXIM GROUP, LLC
KNIGHT EQUITY MARKETS, L.P.
PERSHING TRADING COMPANY, L.P.
PUGLISI & CO.
STERNE AGEE CAPITAL MARKETS, INC.
CITIGROUP GLOBAL MARKETS, INC.
UBS CAPITAL MARKETS, L.P.
TRADITION ASIEL SECURITIES, INC. (TASL)
TD WATERHOUSE CAPITAL MARKETS, INC.
TRACK ECN
THE VERTICAL GROUP, INC.
VFINANCE INVESTMENTS, INC.
VIEWTRADE SECURITIES, INC.
VANDHAM SECURITIES, CORP.


BID INFORMATION

The high and low bid prices for the Company's common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                HIGH    LOW

Fiscal Year Ending December 31, 2004
Fourth Quarter Ended 12/31/04                   .81     .75
Third Quarter Ended 09/30/04                    .33     .24
Second Quarter Ended 06/30/04                   .43     .42
First Quarter Ended 03/31/04                    .66     .64
Fiscal Year Ending December 31, 2003
        Fourth Quarter Ended 12/31/03           .88     .75
        Third Quarter Ended 09/30/03            .84     .70
        Second Quarter Ended 06/30/03           .21     .18
        First Quarter Ended 03/31/03            .06     .05


STOCKHOLDERS

As of December 31, 2004 there were approximately 620 shareholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

CHANGES IN SECURITIES

         On February 18, 2004 the Company issued 49,079 shares of common stock to executive officers (Malcolm Skolnick-12,695 shares, Frank Vazquez- 7,934 shares, Yin Chen-7,111 shares and Lawrence Wunderlich-8,463 shares) and employees (Xin-Xing Tan-5,554 shares, Jennifer Valentine-Budet-2,472, and Harilyn McMicken-4,850 shares) for compensation for an aggregate price of $34,951 or an average of $0.71 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On March 10, 2004, the Company issued 100,025 shares of common stock to Douglas Nelkin (16,150 shares), Robert Houston- (75,000 shares), James Ernest- (2,500 shares), Ralph Lloyd- (625 shares), Joe Denson- (750 shares), and Hydeman Family Partners- (5,000 shares) for advisory services rendered for an aggregate price of $.40 per share pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On March 10, 2004 the Company reacquired 41,667 shares of common stock, all of which were issued incorrectly to Frederick Decker in a private placement to accredited investors pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On April 22, 2004 the Company issued 999,999 shares of common stock for an aggregate cash price of $280,000 (or $0.28 per share) in a private placement to accredited investors (Kenneth Howard-50,000 shares, A&E Kim Ltd.- 142,856 shares, Robert Maddox - 50,000 shares, Paul Goldman - 100,000 shares, Bradley Houston- 214,286 shares, G. Don Edwards - 150,000 shares, and Marc Nelkin - 28,571 shares, Bradley Houston - 214,286 shares, and John Skubinski - 50,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On May 11, 2004 the Company issued 434,422 shares of common stock for an aggregate cash price of $195,490 (or $0.45 per share) of common stock in a private placement to accredited investors (Sandra Jedziniak-48,889 shares, Scott & Sylvia McDonald- 66,667 shares, Marcus Kuypers - 44,444 shares, David & Susan Nicolau - 50,000 shares, Robert & Jane Pietrantonio- 50,000 shares, John & Connie Repucci - 30,000 shares, Ed Tucker-22,200 shares, and Yvonne Gattinere -50,000 shares, Janet Canfield - 50,000 shares and Richard Nilsson - 22,222 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On May 11, 2004 the Company issued 50,439 shares of common stock to executive officers (Malcolm Skolnick-12,870 shares, Frank Vazquez- 8,044 shares, Yin Chen-7,180 shares and Lawrence Wunderlich-8,580 shares) and employees (Xin-Xing Tan-5,631 shares, Jennifer Valentine-Budet-3,218, and Harilyn McMicken-4,916 shares) of the Company for compensation for an aggregate price of $35,251 or an average of $0.70 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On June 3, 2004, the Company issued 20,011 shares of common stock. Of these shares, 8,000 were issued to Mark McKain- (7,500 shares) and Joe Denson-(500 shares) for advisory services rendered for an aggregate price of $.40 per share pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The remaining 12,011 shares of common stock were issued to Mark Wisner for services rendered for an aggregated price of $.61 per share pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On July 21, 2004 the Company issued 760,333 shares of common stock for an aggregate cash price of $342,150 (or $0.45 per share) in a private placement to accredited investors (Gary Sanford-200,000 shares, Frank Evans- 11,111 shares, Peter Ralston-40,000 shares, Empower Enterprises-200,000 shares, Scott Sanford- 22,222 shares, Keith Greenbaum-175,000 shares, Roger Sanford- 100,000 shares and Michael Kelly-12,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On July 27, 2004 the Company issued 35,524 shares of common stock the board of directors (Scott Parazynski-4,758 shares, Cy Stein- 24,758 shares, Raymond Ocampo-3,004 shares and John Rossi-3,004 shares) as Board of Director compensation for an aggregate price of $11,000 or an average of $0.31 per share (based on meeting attendance of $1,000 per meeting) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On August 17, 2004 the Company issued 224,116 shares of common stock to executive officers (Malcolm Skolnick-15,798 shares, Frank Vazquez- 9,874 shares, Yin Chen-8,835 shares and Lawrence Wunderlich-172,714 shares) and employees (Xin-Xing Tan-6,911 shares, Jennifer Valentine-Budet-3,949, and Harilyn McMicken-6,035 shares) for compensation for an aggregate price of $46,603 or an average of $0.21 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         On August 17, 2004 the Company issued 100,740 shares of common stock to Hydeman Family Partners- (31,311 shares), Series Unltd, Inc.- (26,111 shares), John Gattineri- (13,000 shares), Douglas Nelkin- (16,556 shares), Marc Nelkin- (11,667 shares), and Brad Houston- (2,095 shares) for advisory services rendered for an aggregated price of $.45 per share pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On August 17, 2004 the Company issued 242,857 shares of common stock for an aggregate cash price of $68,000 (or $0.28 per share) in a private placement to an accredited investor (Roland Violette) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On September 22, 2004 the Company issued 27,256 shares of common stock to Mark Wisner for services rendered for an aggregated price of $.88 per share pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On October 28, 2004 the Company issued 122,874 shares of common stock to executive officers (Malcolm Skolnick-31,343 shares, Frank Vazquez- 19,589 shares, Yin Chen-17,525 shares and Lawrence Wunderlich-20,895 shares) and employees (Xin-Xing Tan-13,713 shares, Jennifer Valentine-Budet-7,836, and Harilyn McMicken-11,973 shares) of the Company for the third quarter compensation for an aggregate price of $35,251 or an average of $0.29 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offer.

         On November 15, 2004 the Company issued 6,755,396 shares of common stock for an aggregate cash price of $1,013,310 (or $0.15 per share) in a private placement to accredited investors (Linda K. Oshman-33,333 shares, Roland & Donna Kozak- 40,000 shares, William S. Nichols III-50,000 shares, W. L. Thompson Jr.-40,000 shares, Romero & Ira Jane Huber-Romero - 33,400 shares,
William Kennedy-33,333 shares, John Sullivan - 300,000 shares, William Livingston - 200,000 shares, John J. & Gina Mazzola - 35,000 shares, Peter Imbert - 50,000 shares, William & Carol Merlo - 40,000 shares, Kenneth A. Harms
- 100,000 shares, L.D. Net, Inc. - 33,333 shares, Charles Mohr - 50,000 shares, Richard Cecil - 233,333 shares, Richard F. Barry III - 66,667 shares, Richard F. Barry IV 33,333 shares, Laurence Ancker - 100,000 shares, NFS LLC/FMTC FBO Howard S. Cohen - 33,333 shares, Robert L. Lilly - 40,000 shares, Carey D. Gray
- 40,000 shares, Ronald G. & Paulette M. Roy - 40,000 shares, Chris Jent - 33,333 shares, G. Don Edwards - 200,000 shares, Douglas & molly Lottridge - 100,000 shares, Russell & Cindy Boyd - 33,333 shares, Cliff Stahl - 33,333 shares, Andrew & Anastasia Martinez - 100,000 shares, Gwen McCall - 20,000 shares, Chasseur Corporation - 20,000 shares, Ian Chicklis - 65,000 shares, Jett
- 1,000,000 shares, Mark & Nikki Blahitka - 50,000 shares, Warren Hammer & Martha Cook - 80,000 shares, William Hammond - 100,000 shares, Brian Ducharme - 33,333 shares, Carberry Group, Inc. - 20,000 shares, Stuart S. Deane - 20,000 shares, Richard Alan Jacobs - 33,333 shares, Patricia B. Jacobs - 33,333 shares, Empower Enterprises - 200,000 shares, Jay P. Miller - 42,000 shares, Mary & Walker Johnson - 10,000 shares, Thelma & Wilbur Thompson - 10,000 shares, Jody Holm - 66,667 shares, Barbara & Steven Hunt - 100,000 shares, R. Edwin Pitts - 40,000 shares, Jeffrey F. Campbell - 100,000 shares, Peter Imbert - 350,000 shares, Alex Segall Family Trust - 20,000 shares, W. M. Scott Thompson 1983 Family Trust - 20,000 shares, Donald A. Mote - 66,667 shares, George Sutor - 40,000 shares, Kenneth I. Deane - 40,000 shares, Todd Kelly - 33,333 shares, Lynn D. & Douglas T. Hartwig - 66,667 shares, Danny R & Julie G. Kelly - 33,333 shares, Ty & Shelly Hartwig - 1,000,000 shares, Gus & Sam Hartwig - 40,000 shares, Laura S. & Marty G. Grooms - 66,667 shares, Stanley C. Jones - 50,000 shares, David L. Yates - 3,333 shares, Diane Kuypers - 33,333 shares, W. A. Silvey Jr. - 50,000 shares, Neukomm Children's Trust A/U - 10,000 shares, Kenneth Rousseau - 40,000 shares, Richard Imbert - 533,333 shares, Henry Holman
- 40,000 shares and Don Dow - 50,000 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

         On January 18, 2005 the Company issued 592,506 shares of common stock to Hydeman Family Partners- (432,339 shares), John Sullivan.- (20,000 shares), Rick Barry- (1,667 shares), Douglas Nelkin- (10,000 shares), Ronald Kozak- (63,667 shares), Donald Lawlor - (9,000 shares), Dick Cecil - (2,500 shares) and Peter Imbert- (53,333 shares) for advisory services rendered in 2004 for an aggregated price of $.15 per share pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

ITEM 6:  MANAGEMENT'S  DISCUSSION  AND ANALYSIS OR PLAN OF OPERATION

The Management's Plan of Operation contains forward-looking statements, which involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements.

The Company has budgeted approximately $4,100,000 for operations and capital expenditures in 2005, of which approximately $1,300,000 has been allocated for general and administrative costs, $1,800,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy working capital requirements, and has as of December 31, 2004, $453,235 of cash on hand for 2005. Of the $1,800,000 budgeted for research and development expenses, the Company anticipate $1,600,000 will be utilized for pre-clinical development.

The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA clinical studies of its pre-clinical product candidates.

The Company's ability to continue operations through December 31, 2005 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2005. Based on historical yearly financial requirements, operating capital of approximately $4,100,000 will be needed for 2005 and $4,700,000 for 2006.

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

The Company entered into an agreement with HEMCO Onshore, L.L.C. ("HEMCO") on April 6, 2001 in order to obtain $250,000 of working capital. The note issued in exchange for the $250,000 has been paid in full by the Company. Pursuant to this agreement, the Company assigned to HEMCO an undivided 10% ownership interest in
(i) all of the US and international patents and patent applications owned by the Company and (ii) any US or international patent obtained, or patent application filed, after April 6, 2001 based on the intellectual property described in clause (i) of this sentence. In May, 2004 the Company negotiated the reacquisition of this interest by paying $25,000 of interest.

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

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS


Independent Auditor's Report                                               F-2

Balance Sheet                                                              F-3

Statement of Operations                                                    F-4

Statement of Changes in Stockholders' Deficit                              F-5

Statement of Cash Flows                                                    F-6

Notes To The Financial Statements                                          F-7

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
 CytoGenix, Inc.
 A Development Stage Company
 Houston, Texas

We have audited the accompanying balance sheet of Cyt December 31, 2004, and the related statements stockholders' deficit, and cash flows for each of t ended and the period from February 10, 1995 (Inception 31, 2004. These financial statements are the res Company's management. Our responsibility is to ex these financial statements based on our audit statements for the period February 10, 1995 (inception 31, 2002, were audited by other auditors whose otes to financial unqualified opinions on those statements. The financ the period February 10, 1995 (inception) through include total revenues and net loss of $2,575 respectively. Our opinion on the statements stockholders' equity (deficit), and cash flows for 10, 1995 (inception) through December 31, 2004, insof amounts for prior periods through December 31, 2002, the report of other auditors.

We conducted our audits in accordance with the stan Company Accounting Oversight Board (United States)oGenix, Inc. as of require that we plan and perform the audit to of operations, assurance about whether the financial statements ahe two years then misstatement. An audit includes examining, on a te) through December supporting the amounts and disclosures in the financiponsibility of the audit also includes assessing the accounting prpress an opinion on significant estimates made by management, as well s. The financial overall financial statement presentation. We belie) through December provide a reasonable basis for our opinion. reports expressed ial  statements for
In our opinion, the financial statements referredDecember 31, 2002, fairly, in all material respects, the financial pos and $14,842,328, Inc. as of December 31, 2004, and the results of its of operations, cash flows for each of the two years then ended anthe period February February 10, 1995 (Inception) through December 31, ar as it relates to with accounting principles generally accepted in t is based solely on America.

As discussed in Note 2 to the financial statemendards of the Public recurring losses from operations and the need to. Those standards financing in order to satisfy its vendors and ot obtain reasonable execute its Business Plan raise substantial doubt are free of material continue as a going concern. Management's plans as tst basis, evidence also described in Note 2. The 2004 financial statemal statements. An any adjustments that might result from the outcome of inciples used and

/s/ Lopez, Blevins, Bork & Associates, LLP
------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
February 18, 2005





                                 CYTOGENIX, INC.
                           A DEVELOPENT STAGE COMPANY
                                  Balance Sheet
                                December 31, 2004


                                     ASSETS
                                     ------


CURRENT ASSETS:
     Cash                                                                    $          453,235
                                                                             ------------------
           Total current assets                                                         453,235

Property and equipment, net of $151,649 accumulated depreciation                         65,059
Deposits                                                                                  6,399
                                                                             ------------------
           Total assets                                                      $          524,693
                                                                             ==================

                  LIABILITIES AND STOCKHOLDERS' DEFICIT
                  -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                         $          237,833
     Accrued expenses                                                                   801,920
                                                                             ------------------
           Total current liabilities                                                  1,039,753
                                                                             ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value; 300,000,000 shares
      authorized, 109,204,339 shares issued and outstanding                             109,204
    Additional paid-in capital                                                       19,530,637
    Treasury stock                                                                     (629,972)
    Deficit accumulated during the development stage                                (19,524,929)
                                                                             ------------------
           Total stockholders' deficit                                                 (515,060)
                                                                             ------------------

           Total liabilities and stockholders' deficit                       $          524,693
                                                                             ==================





See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.




                                 CYTOGENIX, INC.
                           A DEVELOPENT STAGE COMPANY
                            Statements of Operations
                Years Ended December 31, 2004 and 2003 and Period
          From February 10, 1995 (Inception) Through December 31, 2004


                                                                                                    Inception
                                                                                                     Through
                                                                2004                 2003             2004
                                                         ------------------   -----------------   ---------------

 REVENUES                                                $             -      $        80,000     $        82,575

 COST OF REVENUES                                                      -              264,893             264,893
                                                         ---------------      ---------------     ---------------

 GROSS MARGIN                                                          -             (184,893)           (182,318)

 COSTS AND EXPENSES:
     Research and development                                   (831,472)            (454,433)         (6,081,873)
     General and administrative                               (1,495,776)          (1,629,649)        (12,653,656)
     Depreciation and amortization                               (38,128)             (38,445)           (244,203)
     Impairment expense                                                -                    -            (345,588)
     Equity in losses of joint venture                                 -                    -             (10,000)
                                                         ---------------      ---------------     ---------------
 LOSS FROM OPERATIONS                                         (2,365,376)          (2,307,420)        (19,517,638)

 OTHER INCOME:
     Gain on sale of security                                          -                    -                 881
       Loss on disposal of property of equipment                       -               (9,805)             (9,805)
     Dividend income                                                   -                    -               1,633
                                                         ---------------      ---------------     ---------------
 NET LOSS                                                $    (2,365,376)     $    (2,317,225)    $   (19,524,929)
                                                         ===============      ===============     ===============

 Net loss per share:
     Basic and diluted net loss per share                $          (.02)     $          (.03)
                                                         ===============      ===============

 Weighed average shares outstanding:
     Basic and diluted                                       101,817,083           81,413,585
                                                         ===============      ===============




See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.



                                 CYTOGENIX, INC.
                           A DEVELOPENT STAGE COMPANY

                       Statement of Stockholders' deficit
       Period From February 10, 1995 (Inception) Through December 31, 2004


                                                                      Additional                                         Total
                                                                       Paid -in        Treasury         Retained     Stockholders'
                                             COMMON STOCK              Capital           Stock          Deficit         Deficit
                                        Shares         Amounts
                                     -------------  --------------  --------------  ---------------  --------------  -------------

Shares issued for cash - Note 5         32,975,447  $       32,975  $    4,331,784  $             -  $            -  $   4,364,759

Shares issued for services - Note 5     18,406,009          18,406       6,227,479                -               -      6,245,885

Stock option expense                             -               -       1,797,300                -               -      1,797,300

Contributions to capital                         -               -         152,500                -               -        152,500

Purchase of treasury stock                       -               -               -          (60,000)              -        (60,000)

Sales of treasury stock                          -               -      (1,639,938)       2,180,506               -        540,568

Shares issued for debt                     212,780             213         135,777                -               -        135,990

Issuance of stock into treasury         20,000,000          20,000      10,455,016      (10,475,016)              -              -

Retirement of treasury stock           (11,048,625)        (11,048)     (6,862,825)       6,873,873               -              -

Penalty on sale of treasury stock                -               -        (125,765)         125,765               -              -

Shares issued for patent                   500,000             500         374,500                -               -        375,000

Shares received for note receivable              -               -               -          (25,100)              -        (25,100)

Reclassify prior year treasury sales
  to additional paid in capital in
  2000                                           -               -               -          750,000               -        750,000

Deficit accumulated in development               -               -               -                -     (14,842,328)   (14,842,328)
  stage
                                     -------------  --------------  --------------  ---------------  --------------  -------------


BALANCE, December 31, 2002              61,045,611          61,046      14,845,828         (629,972)    (14,842,328)      (565,426)

Shares issued for cash, net
  fundraising                           31,662,784          31,663       1,289,686                -               -      1,321,349

Shares issued for services               4,295,315           4,295         729,056                -               -        733,351

Shares issued for debt                     121,284             121          95,693                -               -         95,814

Shares issued for exercised warrants     1,599,999           1,600         222,400                -               -        224,000

Share rights issued as revenue
  incentive                                      -               -         264,893                -               -        264,893

Net loss                                         -               -               -                -      (2,317,225)    (2,317,225)
                                     -------------  --------------  --------------  ---------------  --------------  -------------

BALANCE, December 31, 2003              98,724,993          98,725      17,447,556         (629,972)    (17,159,553)      (243,244)

Shares issued for cash, net
  fundraising                            8,715,191           8,715       1,542,886                -               -      1,551,601

Shares issued for services                 482,032             482         162,760                -               -        163,242

Shares issued for debt                      39,267              39          31,250                -               -         31,289

Shares issued for exercised
  warrants                               1,242,856           1,243         346,185                -               -        347,428

Net loss                                         -               -               -                -      (2,365,376)    (2,365,376)
                                     -------------  --------------  --------------  ---------------  --------------  -------------

BALANCE, December 31, 2004             109,204,339  $      109,204  $   19,530,637  $      (629,972) $  (19,524,929) $    (515,060)
                                     =============  ==============  ==============  ===============  =============== ==============



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.




                                 CYTOGENIX, INC.
                           A DEVELOPENT STAGE COMPANY

                      Consolidated Statements of Cash Flows
         Years Ended December 31, 2004 and 2003 and Period From February
                 10, 1995 (Inception) Through December 31, 2004

                                                                                                      Inception
                                                                                                       Through
                                                                2004                2003                 2004
                                                         ------------------  ------------------   ------------------

OPERATING ACTIVITIES:
   Net loss                                              $    (2,365,376)    $    (2,317,225)        $(19,524,929)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                               38,128              38,445              240,827
      Impairment expense                                               -                   -              345,588
      Stock issued for services                                  163,242             733,351            7,142,478
      Stock option expense                                             -             264,891            2,062,191
      Loss on disposal of property & equipment                         -               9,805                9,805
      Equity in losses of joint venture                                -                   -               10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                         20,374             (12,160)                   -
         Deposits                                                      -              (6,399)              (6,399)
         Accounts payable & accrued expenses                     473,839              31,263            1,302,846
                                                         ---------------     ---------------      ---------------
Net cash used in operating activities                         (1,669,793)         (1,258,029)          (8,417,593)
                                                         ---------------     ---------------      ---------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                            (12,964)            (45,358)            (286,279)
   Issue note receivable                                               -                   -              (25,100)
   Investment in joint venture                                         -                   -              (10,000)
                                                         ---------------     ---------------      ---------------
Net cash provided by used in investing activities                (12,964)            (45,358)            (321,379)
                                                         ----------------    ---------------      ---------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                         -                   -              250,000
   Payments on notes payable                                           -                   -             (250,000)
   Treasury shares sold                                                -                   -            1,290,568
   Purchase of treasury shares                                         -                   -              (60,000)
   Buyback of stock warrants                                        (571)                  -                 (571)
   Sale of common stock, net fundraising                       1,551,601           1,321,349            7,012,710
   Sale of common stock for exercised warrants                   348,000             224,000              797,000
   Loans from related parties, net                                     -              (5,000)                   -
   Contributions to capital                                            -                   -              152,500
                                                         ---------------     ---------------      ---------------
Net cash provided by financing activities                      1,899,030           1,540,349            9,192,207
                                                         ---------------     ---------------      ---------------
NET CHANGE IN CASH                                               216,273             236,962              453,235
CASH, beginning of period                                        236,962                   -                    -
                                                         ---------------     ---------------      ---------------
CASH, end of period                                      $       453,235     $       236,962      $       453,235
                                                         ===============     ===============      ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                         $            -      $             -      $             -
                                                         ==============      ===============      ===============
   Income taxes paid                                     $            -      $             -      $             -
                                                         ==============      ===============      ===============
NONCASH TRANSACTIONS:
   Common stock issued for debt                          $       31,289      $        95,814      $       263,093
   Received treasury stock for note receivable                        -                    -               25,100
   Common stock issued for patent                                     -                    -              375,000



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements.

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business

CytoGenix, Inc. ("CytoGenix") was incorporated on February 10, 1995 in Nevada CytoGenix is a biotechnology company focusing on controlled cellular dedifferentiation and transdifferentiation processes. CytoGenix has acquired the rights for applications to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

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

Earnings Per Common Share

Basic and diluted net loss per share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding for the period presented.

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY


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

Research and Development

Internal research and development costs are expensed as incurred.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the third quarter of the fiscal year ending December 31, 2005. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.


NOTE 2 - GOING CONCERN

CytoGenix has incurred losses totaling $19,524,929 through December 31, 2004 has a working capital deficit of $586,518 at December 31, 2004. Because of these conditions, CytoGenix will require additional working capital to develop business operations. CytoGenix intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2004:

               Lab equipment                         5 years        $  114,514
               Furniture and office equipment        3-7 years         102,194
               Less: accumulated depreciation                         (151,649)
                                                                    ----------
               Net book value                                       $   65,059
                                                                    ==========

Depreciation   expense   totaled   $38,128   and  $38,445  for  2004  and  2003,
respectively.


NOTE 4 - ACCRUED EXPENSES

Accrued expenses mainly consists of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll and accrued payroll taxes as of December 31, 2004 and 2003 was $251,737 and $269,458, respectively. Accrued compensation for services to be paid in stock as of December 31, 2004 was $542,168.


NOTE 5 - COMMON STOCK ISSUANCES

CytoGenix common stock issuances since inception have been as follows:

Stock issued for services:
                         Year                  Shares                 Amount
                         ----              ------------            -------------
                         1995                 4,584,500             $     47,383
                         1996                   500,000                  375,000
                         1997                 3,687,425                  691,392
                         1998                 3,601,021                2,820,826
                         1999                   544,348                  468,322
                         2000                   546,171                  491,473
                         2001                 1,780,009                  334,742
                         2002                 3,162,535                1,016,747
                                           ------------             ------------
                    Sub-total                18,406,009                6,245,885
                         2003                 4,295,315                  733,351
                         2004                   482,032                  163,242

Stock issued for cash:
                         Year                  Shares                 Amount
                         ----              ------------            -------------
                         1995                   110,000             $     21,000
                         1997                   825,974                  129,132
                         1998                 2,964,000                  593,800
                         1999                   317,220                  130,026
                         2000                 1,268,989                  610,800
                         2001                14,496,853                1,283,958
                         2002                12,992,411                1,596,043
                                             ----------             ------------
                         Sub-total           32,975,447                4,364,759
                         2003                31,662,784                1,321,349
                         2004                 8,715,191                1,551,601

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

In 2004, restricted common stock sold for cash was consistently sold through private placement memorandums at a discount. The difference between the selling price and the fair market value on the date sold was approximately $756,000 for the year.

Stock issued for debt:

In 2004, 39,267 shares were issued for debt totaling $31,289. In 2003, 121,284 shares were issued for debt totaling $95,814.

In 1998, 212,780 shares were issued for debt totaling $135,990 and in 2000, 500,000 shares were issued for a patent, recorded at the fair value of the stock issued totaling $375,000. In 1999, 20,000,000 shares were put into treasury and 8,229,288 were retired from treasury. In 2001, 2,819,337 shares were retired. In 2003, 121,284 shares were issued for debt totaling $95,814.


NOTE 6 - STOCK OPTIONS AND WARRANTS

In 2004 CytoGenix issued 1,242,856 warrants as part of a private placement memorandum. The warrants vest immediately and expire one year from the grant date. The exercise price on 1,242,856 is $0.28 per share. As of December 31, 2004 all but 285,714 of the $0.14 warrants have been exercised, and all but 642,857 of the $0.28 warrants have been exercised.




NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2004, CytoGenix has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $800,000. The cumulative net operating loss carry-forward is approximately $10,500,000 at December 31, 2004, and will expire in the years 2010 through 2025.

Deferred income taxes consist of the following at December 31, 2004:

            Long-term:
            Deferred tax assets                 $   3,550,000
            Valuation allowance                    (3,550,000)
                                                -------------
                                                $           -
                                                =============


NOTE 8 - COMMITMENTS AND CONTINGENCIES

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009. Rent expense was $68,407 and $35,653 for 2004 and 2003, respectively. Monthly rent payments are as follows:

                                     Period                 Rent per Month
             ---------------------------------------      -----------------

             December 1, 2003 - March 30, 2004                $          0
             April 1, 2004 - September 30, 2004                      2,979
             October 1, 2004 - September 30, 2005                    5,958
             October 1, 2005 - September 30, 2007                    6,179
             October 1, 2007 - September 30, 2009                    6,399

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY


Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009. As of December 31, 2004 $38,360 of deferred rent has been recorded.

CytoGenix has entered into Sponsored Research Agreements (SRA) with several Universities. The Universities do research for CytoGenix related to CytoGenix's proprietary technology. As work progresses, the Universities invoice CytoGenix for reimbursement of expenses related to the research. The SRA's have established budgets. As of December 31, 2004, unbilled amounts under the SRA's totaled approximately $6,117.

Litigation

Phanuel Pursuits, LLC v. CytoGenix, Inc.

Phanuel Pursuits, LLC had entered into Option Agreements pursuant to obtaining Licenses to commercialize the Company's anti-herpes product in China and India. Phanuel withdrew from the China Option. Phanuel owes unpaid sums due under the remaining Option Agreement, including a specific payment due to purchase the Company's data they would need for submission to the Indian authorities. Phanuel filed suit October 8, 2004 alleging the Company withheld that data and therefore breached the agreement. The Company believes the suit is completely without merit.

William B. Waldroff and Applied Veterinary Genomics, Inc. v. CytoGenix, Inc.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in the amount of $110,000. Post judgment motions will be filed in the trial court.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable
                                    PART III

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to each of the Directors, executive Officers, key employees and control persons of the Company.




          NAME                   AGE                   TITLE
          ----                   ---                   -----


 Malcolm H. Skolnick             69        Chief Executive Officer, President,
                                           Director
                                           Term of Office:  2003 to 2006

 Lawrence Wunderlich             46        Chief Financial Officer, Director
                                           Term of Office:  2004 to 2007

 Frank Vazquez                   64        Director
                                           Term of Office:  2003 to 2005

 Yin Chen                        42        VP of Research & Development

 Scott E. Parazynski, M.D.       45        Director
                                           Term of Office: 2003-2006

 Cy A. Stein, M.D., Ph.D.        51        Director
                                           Term of Office: 2003-2005

 John J. Rossi, Ph.D.            58        Director
                                           Term of Office: 2004-2007

 Raymond L. Ocampo, Jr.          51        Director
                                           Term of Office: 2004-2007


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

DR. MALCOLM H. SKOLNICK has been the Chief Executive Officer and President of the Company since September 1, 1999. Prior to that time and for the last 30 years Dr. Skolnick was a Professor in the University of Texas Health Sciences Center at Houston. Dr. Skolnick received a Ph.D. in physics from Cornell University and a J.D. from the University of Houston. He is licensed to practice law in Texas and is a registered patent attorney. He has practiced intellectual property law, been active in technology transfer and licensing activities and serves on the Boards of Biodyne, Inc., Public Health Services, Inc., QBIT, Inc

MR. LAWRENCE WUNDERLICH worked as a financial consultant at the investment banking firm of Josephthal and Company from October 1996 until August 1998. At that time, Mr. Wunderlich became the Company's Chief Financial Officer. Prior to his employment with Josephthal, Mr. Wunderlich co-owned The Language Loop, a translation service from 1991 to 1996 and held the position of President. Mr. Wunderlich attended the University of Vienna and Manhattan College in Riverdale, New York.

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

RAYMOND L. OCAMPO JR. is a lawyer and businessman. He currently serves on the boards of PMI Group, Inc. (PMI) and Pinpoint Solutions Corporation. Mr. Campo retired in November 1996 as Senior Vice President, General Counsel & Secretary at Oracle Corporation, the world's second largest software company, after serving as its chief legal counsel for more than a decade. Before joining Oracle Corporation in 1986, Mr. Ocampo was engaged in the private practice of law in San Francisco (1976-86) and was an adjunct professor at Hastings College of the Law (1977-83). He received his undergraduate degree form U.C.L.A. in 1973 and his law degree from Boalt Hall School of Law at U.C. Berkely in 1976. Mr. Ocampo authored Surfing the Law and Technology Tsunami (American Bar Association 2001), a collection of keynote addresses about the intersection of law and technology, and co- authored Negotiating and Drafting Software Consulting Agreements (Glasser LegalWorks 1996). Mr. Ocampo was the 2001-02 Chair of the American Bar Association's Section of Science & Technology law. He previously served as the chair of the Section's E-Commerce Division (1998-99) and Internet & Cyberspace Committee (1996-99) and served as co-chair of the Multimedia & Interactive
Technologies Committee (1995-96). He also served as chair of the Computer Litigation Committee (1992-94) of the ABA's Section of Litigation.

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

The following table sets forth certain information concerning compensation of the person who served as the Company's Chief Executive Officer and Chief
Financial Officer during the last fiscal year of the Company.

                           SUMMARY COMPENSATION TABLE


                                                                             LONG-TERM
                                                                             COMPENSATION
                                                                             AWARD(S)
                                                                             RESTRICTED
NAME AND PRINCIPAL                                                           STOCK AWARD(S)
POSITION                     YEAR           SALARY($)        BONUS($)        ($)

Malcolm Skolnick
(CEO) (1)                    2004            161,500              --         $      36,000

                             2003            132,703              --         $      54.969
                             2002            117,500              --         $      30,000

------------------
(1) Dr. Skolnick was issued shares of restricted Common Stock as compensation as follows:

     DATE               $VALUE                   CLOSE               NUMBER OF SHARES
    12/31/04    $                1,500   $                 0.80                    1,250
    12/15/04    $                1,500   $                 0.57                    1,754
    11/30/04    $                1,500   $                 0.28                    3,571
    11/15/04    $                1,500   $                 0.27                    3,704
    10/31/04    $                1,500   $                 0.31                    3,226
    10/15/04    $                1,500   $                 0.24                    4,167
     9/30/04    $                1,500   $                 0.27                    3,704
     9/15/04    $                1,500   $                 0.27                    3,704
     8/31/04    $                1,500   $                 0.25                    3,968
     8/15/04    $                1,500   $                 0.29                    3,448
     7/31/04    $                1,500   $                 0.25                    3,571
     7/15/04    $                1,500   $                 0.40                    2,500
     6/30/04    $                1,500   $                 0.44                    2,273
     6/15/04    $                1,500   $                 0.55                    1,818
     5/31/04    $                1,500   $                 0.56                    1,786






     5/15/04    $                1,500   $                 0.62                    1,613
     4/30/04    $                1,500   $                 0.65                    1,538
     4/15/04    $                1,500   $                 0.67                    1,504
     3/31/04    $                1,500   $                 0.67                    1,504
     3/15/04    $                1,500   $                 0.76                    1,316
     2/28/04    $                1,500   $                 0.68                    1,471
     2/15/04    $                1,500   $                 0.60                    1,667
     1/31/04    $                1,500   $                 0.72                    1,389
     1/15/04    $                1,500   $                 0.81                    1,235
    12/31/03    $                1,500   $                 0.80                    1,875
    12/15/03    $                1,500   $                0.535                    2,804
    11/28/03    $                1,500   $                 0.58                    2,586
    11/14/03    $                1,500   $                 0.79                    1,899
    10/31/03    $                1,500   $                 0.83                    1,807
    10/15/03    $                1,500   $                 0.87                    1,724
     9/30/03    $                1,500   $                 0.81                    1,852
     9/15/03    $                1,500   $                 0.74                    2,027
     8/30/03    $                1,250   $                 0.58                    2,155
     8/15/03    $                1,250   $                 0.61                    2,049
     7/30/03    $                1,250   $                 0.59                    2,119
     7/15/03    $                1,250   $                 0.58                    2,155
     6/30/03    $                1,250   $                 0.19                    6,579
     6/15/03    $                1,250   $                 0.13                    9,615
     5/31/03    $                1,250   $                 0.07                   19,231
     5/15/03    $                1,250   $                 0.08                   16,667
     4/30/03    $                1,250   $                 0.04                   35,714
     4/14/03    $                1,250   $                 0.06                   20,833
     3/31/03    $                1,250   $                 0.05                   25,000
     3/14/03    $                1,250   $                 0.08                   15,625
     2/28/03    $                1,250   $                 0.08                   15,625
     2/14/03    $                1,250   $                 0.09                   13,889
     1/31/03    $                1,250   $                 0.13                    9,615
     1/27/03    $               22,969   $                0.115                  208,426
     1/15/03    $                1,250   $                 0.10                   12,500
    12/31/02    $                1,250   $                 0.10                   12,500
    12/13/02    $                1,250   $                 0.12                   10,417
    11/29/02    $                1,250   $                 0.11                   11,364
    11/15/02    $                1,250   $                 0.11                   11,364
    10/31/02    $                1,250   $                 0.12                   10,417
    10/12/02    $                1,250   $                 0.15                    8,333
     9/30/02    $                1,250   $                 0.12                   10,417
     9/13/02    $                1,250   $                 0.15                    8,333
     8/30/02    $                1,250   $                 0.17                    7,576
     8/15/02    $                1,250   $                 0.17                    7,576
     7/31/02    $                1,250   $                 0.22                    5,814
     7/12/02    $                1,250   $                 0.20                    6,250
     6/30/02    $                1,250   $                 0.19                    6,579
     6/15/02    $                1,250   $                 0.25                    5,000
     5/31/02    $                1,250   $                 0.27                    4,630
     5/15/02    $                1,250   $                 0.27                    4,630
     4/30/02    $                1,250   $                 0.28                    4,545
     4/14/02    $                1,250   $                 0.40                    3,125
     3/29/02    $                1,250   $                 0.37                    3,378
     3/15/02    $                1,250   $                 0.35                    3,571
     2/28/02    $                1,250   $                 0.22                    5,682
     2/14/02    $                1,250   $                 0.20                    6,250






     1/31/02    $                1,250   $                 0.21                    5,952
     1/15/02    $                1,250   $                 0.21                    5,952

                           SUMMARY COMPENSATION TABLE
                                                                                             LONG-TERM
                                                                                             COMPENSATION
                                                                                             AWARD(S)
NAME AND PRINCIPAL                                                                           RESTRICTED STOCK
POSITION                          YEAR               SALARY ($)             BONUS ($)        AWARD(S) ($)
Lawrence Wunderlich
     (CFO) (1)                         2004               106,500                    --      $    36,000
                                       2003                86,701                    --      $    38,400
                                       2002                70,502                    --      $    18,000
--------------------
(1) Mr.  Wunderlich was issued shares of restricted Common Stock as compensation as follows:

     DATE               $VALUE                   CLOSE               NUMBER OF SHARES
    12/31/04    $                1,000   $                 0.80                    1,875
    12/15/04    $                1,000   $                 0.57                    2,632
    11/30/04    $                1,000   $                 0.28                    5,357
    11/15/04    $                1,000   $                 0.27                    5,556
    10/31/04    $                1,000   $                 0.31                    4,839
    10/15/04    $                1,000   $                 0.24                    6,250
     9/30/04    $                1,000   $                 0.27                    5,556
     9/15/04    $                1,000   $                 0.27                    5,556
     8/31/04    $                1,000   $                 0.25                    5,952
     8/17/04    $               12,000   $                 0.07                  162,182
     8/15/04    $                1,000   $                 0.29                    5,172
     7/31/04    $                1,000   $                 0.25                    5,357
     7/15/04    $                1,000   $                 0.40                    3,750
     6/30/04    $                1,000   $                 0.44                    3,409
     6/15/04    $                1,000   $                 0.55                    2,727
     5/31/04    $                1,000   $                 0.56                    2,679
     5/15/04    $                1,000   $                 0.62                    2,419
     4/30/04    $                1,000   $                 0.65                    2,308
     4/15/04    $                1,000   $                 0.67                    2,256
     3/31/04    $                1,000   $                 0.67                    2,256
     3/15/04    $                1,000   $                 0.76                    1,974
     2/28/04    $                1,000   $                 0.68                    2,206
     2/15/04    $                1,000   $                 0.60                    2,500
     1/31/04    $                1,000   $                 0.72                    2,083
     1/15/04    $                1,000   $                 0.81                    1,852
    12/31/03    $                1,000   $                 0.80                    1,250
    12/15/03    $                1,000   $                0.535                    1,869
    11/28/03    $                1,000   $                 0.58                    1,724
    11/14/03    $                1,000   $                 0.79                    1,266
    10/31/03    $                1,000   $                 0.83                    1,205
    10/15/03    $                1,000   $                 0.87                    1,149
     9/30/03    $                1,000   $                 0.81                    1,235
     9/15/03    $                1,000   $                 0.74                    1,351
     8/30/03    $                1,000   $                 0.58                    1,724
     8/15/03    $                1,000   $                 0.61                    1,639
     7/30/03    $                1,000   $                 0.59                    1,695
     7/15/03    $                1,000   $                 0.58                    1,724
     6/30/03    $                1,000   $                 0.19                    5,263
     6/15/03    $                1,000   $                 0.13                    7,692





     5/31/03    $                1,000   $                 0.07                   15,385
     5/15/03    $                1,000   $                 0.08                   13,333
     4/30/03    $                1,000   $                 0.04                   28,571
     4/14/03    $                1,000   $                 0.06                   16,667
     3/31/03    $                1,000   $                 0.05                   20,000
     3/14/03    $                1,000   $                 0.08                   12,500
     2/28/03    $                1,000   $                 0.08                   12,500
     2/14/03    $                1,000   $                 0.09                   11,111
     1/31/03    $                1,000   $                 0.13                    7,692
     1/27/03    $               14,400   $                0.115                  125,217
     1/15/03    $                1,000   $                 0.10                   10,000
    12/31/02    $                  750   $                 0.10                    7,500
    12/13/02    $                  750   $                 0.12                    6,250
    11/29/02    $                  750   $                 0.11                    6,818
    11/15/02    $                  750   $                 0.11                    6,818
    10/31/02    $                  750   $                 0.12                    6,250
    10/12/02    $                  750   $                 0.15                    5,000
     9/30/02    $                  750   $                 0.12                    6,250
     9/13/02    $                  750   $                 0.15                    5,000
     8/30/02    $                  750   $                 0.17                    4,545
     8/15/02    $                  750   $                 0.17                    4,545
     7/31/02    $                  750   $                 0.22                    3,488
     7/12/02    $                  750   $                 0.20                    3,750
     6/30/02    $                  750   $                 0.19                    3,947
     6/15/02    $                  750   $                 0.25                    3,000
     5/31/02    $                  750   $                 0.27                    2,778
     5/15/02    $                  750   $                 0.27                    2,778
     4/30/02    $                  750   $                 0.28                    2,727
     4/14/02    $                  750   $                 0.40                    1,875
     3/29/02    $                  750   $                 0.37                    2,027
     3/15/02    $                  750   $                 0.35                    2,143
     2/28/02    $                  750   $                 0.22                    3,409
     2/14/02    $                  750   $                 0.20                    3,750
     1/31/02    $                  750   $                 0.21                    3,571
     1/15/02    $                  750   $                 0.21                    3,571



ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Principal Shareholders

The following table sets forth the name and address, as of March 31, 2005, and the approximate number of shares of Common Stock of the Company owned of record or beneficially by each person who owned of record, or was known by the Company to own beneficially, more than 5% of the Company's Common Stock, and the name and ownership rights of each executive officer and director, and all officers and directors as a group.


                                                          COMMON STOCK
                                                        BENEFICIALLY OWNED
NAME AND ADDRESS OF BENEFICIAL OWNER
                                                         ---------------


                                         NUMBER OF SHARES     PERCENT OF CLASS
                                         ----------------     ----------------

Jett**..................                        9,270,000                 8.4%
59-340 Diomana Road
Kamuela, Hawaii 96743

Roland L. Violette................             11,229,277                10.2%
70 Tolland St.
East Hartford, Connecticut 06108

         **Jett is a natural person with only one legal name.


NAME AND ADDRESS OF BENEFICIAL OWNER      NUMBER OF SHARES     PERCENT OF CLASS
                                          ----------------     ----------------

Malcolm H. Skolnick, Ph.D., J.D......           5,651,456                 5.1%
3100 Wilcrest, Suite 140
Houston, TX 77042

Lawrence Wunderlich..................           3,278,708                   3%
3100 Wilcrest, Suite 140
Houston, TX 77042

Frank Vazquez........................           2,225,833                   2%
3100 Wilcrest, Suite 140
Houston, TX 77042

Scott E. Parazynski..................           319,741                     *
3100 Wilcrest, Suite 140
Houston, TX 77042


Cy A. Stein, M.D., Ph.D..............           198,469                     *
3100 Wilcrest, Suite 140
Houston, TX 77042

John J Rossi, Ph.D...................           169,670                     *
3100 Wilcrest, Suite 140
Houston, TX 77042

Raymond L. Ocampo, Jr................           169,670                     *
3100 Wilcrest, Suite 140
Houston, TX 77042




All Executive Officers and Directors
 as a group (seven persons)..........        12,013,547                  11%

---------------------------
        * Less than 1%



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


ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K
         (a) Exhibits.

    Exhibit
    Number                                               Description
----------------             ------------------------------------------------------------------------

     3.1*               --   Articles of Incorporation of Cryogenic Solutions, Inc.
                             (incorporated by reference to exhibit 3.1 to
                             the registrant's registration statement on
                             Form 10-SB, as amended (File No. 000-26807),
                             filed with the Securities & Exchange
                             Commission initially on July 23, 1999 (the
                             "Form 10-SB"))

     3.2*               --   Certificate of Amendment dated November 1, 1995 of Articles of
                             Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.2 of the Form 10-SB).

     3.3*               --   Certificate of Amendment dated January 13, 2000 of Articles of
                             Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

     3.5                --   Certificate of Amendment dated April 6, 2004 of Articles of
                             Incorporation of CytoGenix, Inc.

     3.4*               --   Bylaws of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.4 of the Form 10-SB)

     3.6*               --   Certificate of Amendment dated March 7, 2001 of Articles of
                             Incorporation of CytoGenix, Inc. (incorporated by reference to
                             Annex II of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003.

     3.7*               --   Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003).

     10.1*              --   Employment Agreement dated September 1, 1999 between Cryogenic
                             Solutions, Inc. and Malcolm H. Skolnick (incorporated by reference to exhibit 10.2 of the Form 10-SB).

     10.2*              --   License Agreement dated February 3, 2000, between
                             CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

     10.3*              --   Technology Transfer Agreement dated June 26, 1998 between Cryogenic
                             Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

     10.4*              --   Employment Agreement dated February 1, 2000 between CytoGenix, Inc.
                             and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

     10.5*              --   Sponsored Research Agreement between CytoGenix, Inc. and Baylor
                             College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

     10.6**             --   Loan Agreement dated April 6, 2001, between CytoGenix, Inc. and
                             HEMPCO.

     10.7**             --   Consulting Agreement dated February 15, 2001 between Cryogenic
                             Solutions, Inc. and Mike Skillern.





     10.8**             --   Consulting Agreement dated October 27, 2001 between CytoGenix, Inc.
                             and Origenesis, LLC.

     10.9**             --   Consulting Agreement between CytoGenix, Inc. and EuroTrade
                             Financial, Inc. as of March 19, 2002

     10.10*             --   Stock Option Plan (incorporated by reference to Annex III of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003.

     16.1*              --   Letter re: change in certifying accountant (incorporated by reference  to exhibit  16 to the  registrant's
                             Current  Report on Form  8-K/A  filed with the
                             Securities & Exchange  Commission  on February
                             21,2002).

     31.1               --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2               --   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1               --   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2               --   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------------------
         *Incorporated by reference as indicated.

         **Previously Filed

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CYTOGENIX, INC.

Date: April 14, 2005                   By: /s/ Malcolm Skolnick
                                           -------------------------------------
                                           Malcolm Skolnick, Ph.D.
                                           President and Chief Executive Officer





In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                            CYTOGENIX, INC.

Date: April 14, 2005                   By: /s/ Malcolm Skolnick
                                           -------------------------------------
                                           Malcolm Skolnick, Ph.D.
                                           President and Chief Executive Officer


Date: April 14, 2005                   By: /s/ Raymond L. Ocampo, Jr.
                                           -------------------------------------
                                           Raymond L.Ocampo, Jr.
                                           Director


Date: April 14, 2005                   By: /s/ Frank Vazquez
                                           -------------------------------------
                                           Frank Vazquez
                                           Director, Executive VP

Date: April 14, 2005                   By: /s/ Scott E. Parazynski
                                           -------------------------------------
                                           Scott E. Parazynski
                                           Director


Date: April 14, 2005                   By: /s/ Cy A. Stein
                                           -------------------------------------
                                           Cy A. Stein
                                           Director


Date: April 14, 2005                   By: /s/ John J. Rossi
                                           -------------------------------------
                                           John J. Rossi
                                           Director


Date: April 14, 2005                   By: /s/ Lawrence Wunderlich
                                           -------------------------------------
                                           Lawrence Wunderlich
                                           Chief Financial Officer, Controller
                                           and Director (principal financial and
                                           accounting officer and Director)