Form 10-Q
period 2005-03-31
CYTOGENIX INC
filed 2005-05-20
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ___________ to ____________.

Commission file number: 0-26807

                                 CYTOGENIX, INC.
        (Exact name of small business issuer as specified in its charter)

                                NEVADA 76-0484097
       (State or other jurisdiction of incorporation or organization) (IRS Employer Identification No.)


                   3100 Wilcrest, Suite140, Houston, Texas          77042
                   ---------------------------------------          -----
                  (Address of principal executive offices)        (Zip Code)

         Issuer's telephone number, including area code: (713) 789-0070

         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of March 31, 2005, 111,347,880 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one):
         Yes     No  X
             ---    ---




                                TABLE OF CONTENTS
                                 CYTOGENIX, INC.

                                    FORM 10-Q

                                      INDEX



PART I.     FINANCIAL INFORMATION
            ---------------------

            ITEM 1.   Financial Statements


                      Balance Sheets (unaudited) as of March 31, 2005 and December 31, 2004                      3
                      ---------------------------------------------------------------------


                      Statements of Operations (unaudited) for the three months ended March 31, 2005             4
                      and 2004


                      Statements of Cash Flows (unaudited) for the three months ended March 31, 2005             5
                      and 2004


            ITEM 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations      7
                      -------------------------------------------------------------------------------------


            ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk                                 18


            ITEM 4.   Controls and Procedures                                                                    18


PART II.    OTHER INFORMATION
            -----------------

            ITEM 1.   Legal Proceedings                                                                          19

            ITEM 2.   Changes in Securities                                                                      19


            ITEM 6.   Exhibits                                                                                   20


SIGNATURE                                                                                                        21
----------



                                 CYTOGENIX, INC.

                           A DEVELOPMENT STAGE COMPANY
                 See accompanying notes to financial statements




PART I. FINANCIAL INFORMATION

                                  BALANCE SHEET



                                                                       March 31,     December 31,
                                                                       2005              2004
                                                                      (unaudited)
                                                                     ------------    ------------

                                     ASSETS
CURRENT ASSETS:
     Cash                                                            $    299,333    $    453,235

                                                                     ------------    ------------

           Total current assets                                           299,333         453,235
                                                                     ------------    ------------


Property and equipment:

  Research Fixtures & Equipment                                           104,635         114,514
  Office Furniture & Fixtures                                              57,759          56,461
  Office Equipment                                                         54,087          45,733
                                                                     ------------    ------------
                                                                          216,481         216,708
  Less - accumulated depreciation                                        (150,244)       (151,649)
                                                                     ------------    ------------


                                                                           66,237          65,059

Deposits                                                                    6,399           6,399
                                                                     ------------    ------------
           Total assets                                              $    371,969    $    524,693
                                                                     ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                 $    227,111    $    237,833
     Accrued expenses                                                     356,558         801,920
                                                                     ------------    ------------


           Total current liabilities
                                                                          583,668       1,039,753
                                                                     ------------    ------------

COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value;  300,000,000 shares authorized,
      111,347,880 and 109,204,339 shares issued and outstanding
      at March 31, 2005 and December 31, 2004, respectively               111,348         109,204
    Additional paid-in capital                                         20,518,699      19,530,637
    Treasury stock                                                       (629,972)       (629,972)
    Deficit accumulated during the development stage                  (20,211,774)    (19,524,929)
                                                                     ------------    ------------
           Total stockholders' deficit                                   (211,699)       (515,060)
                                                                     ------------    ------------



           Total liabilities and stockholders' deficit                    371,969    $    524,693
                                                                     ============    ============



                            STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2005
                                   (UNAUDTIED)

                                                                                                      Inception
                                                               2005                 2004            Through 2005
                                                         ------------------   -----------------   -----------------

 REVENUES                                                $             -      $             -     $        82,575

 COST OF REVENUES                                                      -                    -             264,891
                                                         ------------------   -----------------   -----------------

 GROSS MARGIN                                                          -                    -            (182,316)

 COSTS AND EXPENSES:

     Research and development                                   (346,852)             (89,800)         (6,428,725)
     General and administrative                                 (330,780)            (283,255)        (12,984,438)
     Depreciation and amortization                                (8,845)              (9,385)           (253,048)
     Impairment expense                                                -                    -            (345,588)
     Equity in losses of joint venture                                 -                    -             (10,000)

                                                         ------------------   -----------------   -----------------
 LOSS FROM OPERATIONS                                           (686,477)            (382,440)        (20,204,115)


 OTHER INCOME:
     Gain on sale of security                                          -                    -                 881
       Loss on disposal of property of equipment                    (368)                   -             (10,173)
     Dividend income                                                   -                    -               1,633
                                                         ------------------   -----------------   -----------------
 NET LOSS                                                $      (686,845)     $      (382,440)    $   (20,211,774)
                                                          ==================   =================   ================

 Net loss per share:

     Basic and diluted net loss per share                $          (.01)    $           (.00)
                                                          ==================   =================
 Weighed average shares outstanding:
     Basic and diluted                                       109,652,754           98,926,811
                                                         ==================   =================




                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                      Consolidated Statement of Cash Flows
              THREE MONTHS ENDED MARCH 31, 2005 AND 2004 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2005
                                   (UNAUDTIED)
                                                                                                      Inception
                                                                                                       Through
                                                                2005                2004                 2005
                                                         ------------------  ------------------   ------------------

OPERATING ACTIVITIES:

   Net loss                                              $      (686,845)    $      (382,438)     $   (20,211,774)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                                8,845               9,385              249,672
      Impairment expense                                               -                   -              345,588
      Stock issued for services                                   11,000              34,651            7,153,477
      Stock option expense                                             -                   -            2,062,191
          Loss on disposal of property & equipment                   368                   -               10,173
      Equity in losses of joint venture                                -                   -               10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                              -              (6,029)                   -
         Deposits                                                      -                   -               (6,399)
         Accounts payable & accrued expenses                      86,041            (101,563)           1,388,888
         Deposits received on stock purchases

                                                                       -             162,990      -
                                                         ------------------  ------------------   ------------------
Net cash used in operating activities                           (580,591)           (283,004)        (8,998,184)
                                                         ------------------  ------------------   ------------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                            (10,391)             (7,330)            (296,670)
   Issue note receivable                                               -                   -              (25,100)
   Investment in joint venture                                         -                   -              (10,000)
                                                         ------------------  ------------------   ------------------
Net cash used in investing activities                            (10,391)             (7,330)            (331,770)
                                                         ------------------  ------------------   ------------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                                         -                   -              250,000
   Payments on notes payable                                           -                   -             (250,000)
   Treasury shares sold                                                -                   -            1,290,568
   Purchase of treasury shares                                         -                   -              (60,000)
     Buyback of Stock Warrants                                         -                   -                 (571)
   Sale of common stock, net fundraising                         437,080                   -            7,449,790
     Sale of common stock for exercised warrants                       -             206,000              797,000
   Contributions to capital                                            -                   -              152,500
                                                         ------------------  ------------------   ------------------
Net cash provided by financing activities                        437,080             206,000            9,629,287
                                                         ------------------  ------------------   ------------------
NET CHANGE IN CASH                                              (153,902)            (84,334)             299,333
CASH, beginning of period                                        453,235             236,962                    -
                                                         ------------------  ------------------   ------------------
CASH, end of period                                      $       299,333     $       152,628      $       299,333
                                                         ==================  ==================   ==================

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                         $            -      $            -       $             -
                                                         ==================  ==================   ==================
   Income taxes paid                                     $            -      $            -       $             -
                                                         ==================  ==================   ==================
NONCASH TRANSACTIONS:

   Common stock issued for debt                          $      542,126      $            -       $       805,219
   Received treasury stock for note receivable                        -                   -                25,100
   Common stock issued for patent                                     -                   -               375,000


                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDTIED)


         NOTE 1 - BASIS OF PRESENTATION


         The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ending December 31, 2004, as reported in the 10KSB, have been omitted.


         NOTE 2 - COMMON STOCK


         In the three months ending March 31, 2005, CytoGenix issued 47,701 shares of common stock for services valued at $11,000.

         In the three months ending March 31, 2005, CytoGenix issued 729,963 shares of common stock for $542,126 of expenses that had been accrued as of December 31, 2004.


         In March 2005 $437,080 was collected for 1,365,876 shares of common stock as part of a private placement.


         NOTE 3 - LEGAL LIABILITY

         WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

         CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $110,000. Post judgment motions will be filed in the trial court. Based on the ruling issued by the court, CytoGenix has recorded a liability of $110,000.

                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY

PART I


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


         IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-Q SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

         READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE INFORMATION CONTAINED IN THIS FORM 10-Q IS BELIEVED BY THE COMPANY TO BE ACCURATE AS OF THE DATE HEREOF. CHANGES MAY OCCUR AFTER THAT DATE, AND THE COMPANY WILL NOT UPDATE THAT INFORMATION EXCEPT AS REQUIRED BY LAW IN THE NORMAL COURSE OF ITS PUBLIC DISCLOSURE PRACTICES.

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

         The Company has budgeted approximately $4,100,000 for operations in fiscal year 2005, of which approximately $1,300,000 has been allocated for general and administrative costs and $1,800,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy its working capital requirements, and has as of March 31, 2005 $299,333 of cash on hand for fiscal year 2005. Of the $1,800,000 budgeted for research and development expenses, the Company anticipates $1,600,000 will be utilized for pre-clinical development.

         There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company. The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA clinical studies of its pre-clinical product candidates.

         The Company's ability to continue operations through December 31, 2005 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2005. Based on historical yearly financial requirements, operating capital of approximately $4.1 million will be needed for each of the calendar years 2005 and 2006.

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

         During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for December 2005 and subsequent human trials.

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

         4. Aptamer: The ssDNA binds to the protein itself in the cell and causes the protein to become inactivated or dysfunctional.

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

DEVELOPMENT TO DATE (RESEARCH AND DEVELOPMENT)

         The ssDNA expression vector technology originated with the work of Dr. Charles Conrad which he developed while at InGene, Inc. This breakthrough technology was originally protected by issued United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells." In 1999, CytoGenix purchased the rights to Dr. Conrad's patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance this single stranded DNA expression technology. Shortly after acquisition of the `299 patent, worldwide protection was pursued by filing two applications under the Patent Cooperation Treaty (PCT) entitled, "Enzymatic Synthesis of ssDNA" (World Publication No. WO00/22113), and "Production of ssDNA in vivo" (World Publication No. WO00/22114). Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets. In addition to the original issued patent, Cytogenix currently holds twelve pending US applications, and twenty-seven pending national applications stemming from six PCT applications. This assertive approach to protection of the Company's technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use. The total of the issued patent and pending United States and foreign applications is forty-five.

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

         The Genomics field has vastly expanded the number of potential drug targets. The Company has utilized its ssDNA expression technology to develop a library screening technique for gene target identification and validation. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. The screening library technique enables efficient testing of multiple oligonucleotide sequences with the advantage that when a sequence which silences a targeted gene is identified, the construct for introducing the identified sequence in cellular and animal experiments is readily produced. Use of the screening library has led to discovery of sequences that have been useful in several of the Company's products under development.

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

         Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs. The Company is conducting research and/or preclinical development with product candidates in the following areas: Infectious Disease (Anti-virals & Anti-bacterials), Inflammation and Cancer.


PRODUCTS UNDER DEVELOPMENT INCLUDE:

INFECTIOUS DISEASE PROGRAM

         CY301 (SIMPLIVIR(TM)) anti-herpes topical addresses the needs of 70 million infected Americans; today's marginally effective products have revenues in excess of $1 billion. Indications include prophylactic and neonatal applications. Our proprietary plasmid DNA sequences turn-off the HSV ICP4 and ICP47 genes. Found in HSV-1, -2 and Herpes Zoster, the ICP4 gene is critical for the replication of the virus in the host cell. The ICP47 gene produces a protein that assists the virus in interfering with a host's immune system in recognizing the virus and eliminating it. Pre-clinical in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the company's proprietary plasmid DNA coded with an ICP4 knockdown sequence. Mouse trials were initiated in August, 2003 and are continuing. Pre-clinical toxicology studies are being designed and will enable the filing of an Investigational New Drug
(IND) application with the Food & Drug Administration (FDA).

         CY401 targets multi-drug resistant bacteria including methicillin-resistant staphylococcus aureus (MRSA). Recently, MRSA strains that had previously been confined to hospitals are now appearing in the community. Clinicians are encountering difficulty in treating MRSA infections, and CY401 is the lead product in a new class of antibacterial compounds. Studies conducted in cell culture indicate that CY401 has potent killing capability even against the most resistant bacterial pathogens such as MRSA. Animal testing has confirmed this activity and CytoGenix is preparing to conduct the required safety and toxicology studies to support the filing of an IND with a target filing date in the first quarter of 2006.

         CY403 specifically targets only the staphylococcus species.

INFLAMMATORY DISEASE PROGRAM

         CY303 is a topical anti-inflammatory product that blocks the activity of an adhesion molecule known as intercellular adhesion molecule or ICAM-1. The initial indication for this topical anti-inflammatory product is for use in moderate to severe psoriasis. Other indications where CY303 could be therapeutically beneficial include contact dermatitis, acne, decubitus, rosacea & joint swelling. Studies to test the ability of CY303 to inhibit the expression of ICAM-1 are ongoing and assuming success, CY303 will be the third IND application for CytoGenix.

CANCER PROGRAM

         Investigators   have  used  the  company's  ssDNA   expression   vector
technology to knockdown cancer genes as part of projects supported by the National Institutes of Health SBIR program. Some of this work is now progressed to the level of preclinical studies and success in these studies will allow progression to clinical applications.

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

SYNTHETIC DNA PROCESS

         Scientists at CytoGenix have developed a novel method for producing large amounts of high quality therapeutic circular DNA with significant reductions in residual contaminants compared to traditional fermentation methods. Specifically, we have identified and optimized a method for in vitro DNA synthesis and amplification for the production of GMP drug substances.

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

Greater biological activity

         Our experiments have shown that the biological response to c-DNAs with no vector backbone is approximately one and one-half times higher than traditional plasmids. Other investigators have reported greater activity levels of in vivo studies using "DNA mini circles". At the molecular level, 100ng of traditional plasmid DNA is equal to 60ng of bacteria-free c-DNA. This may explain the result of our transfection experiments and suggest that less in vitro synthesized DNA may be required to generate the same biological effect as its plasmid counterpart. In terms of cost, this would translate in substantial savings.

Low risk, low cost and fast cycle time

         Our novel process is bench-scale and requires little equipment, space or human intervention in comparison to bioprocess manufacturing facilities. No cell banks are needed and no yield optimization steps that can add weeks or months to the production process. This process lends itself to liquid-handling automation and one technician can synthesize gram quantities in a matter of days working in custom manufacturing suites. The capital costs for physical plant and on-going fixed and variable operating expenses are a fraction of the costs of large-scale bioprocess methods. We believe that this synthetic process will be more consistent, yield material of higher purity, and will enable delivery of higher concentrations of API if needed.

Improved regulatory profile

         Benefits provided by the cell-free synthesis from a Regulatory Agency review and compliance perspective are significant. By beginning with a well-characterized synthetic master construct, there is no need for cell bank systems (master or working cell banks), thus reducing the risk and amount of documentation, space and cost. Similarly, product cGMP manufacturing procedures detailing methods for cell collection, processing and culture conditions would no longer be necessary and would substantially reduce QA/QC and compliance overhead costs.

         Cytogenix is carrying out a multi-pronged strategy with the objective of commercializing this technology within the next year. The following briefly describes our plans:

     o PROCESS OPTIMIZATION AND SCALE-UP, continued experimentation to achieve yield optimization, reduced reagent usage and reduced costs. Manufacture milligram quantities consistently, conduct several animal studies with various plasmids to verify bioactivity equal to or greater than plasmids produced via traditional methods. Scale-up to produce gram quantities.
     o DEVELOP REAGENT SUPPLIERS AND SOURCING, establish relationships with manufacturers of enzymes. Develop quality parameters.
     o CONSTRUCT CGMP PRODUCTION SUITE, build and equip a side-by-side manufacturing suite for simultaneous production of batches cGMP pDNA.
     o BUSINESS DEVELOPMENT, we are currently evaluating options for industry partnership for continued development of the process including contract manufacturing

         All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address. The Company's primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts

The Company is currently supporting two (2) Sponsored Research Agreements (SRA):

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

     o We will seek to maintain and expand our patent portfolio and proprietary technology. We own twelve (12) issued or pending patents relating to nucleic acid technology, gene identification and gene silencing techniques. There are also thirty-three (33) foreign counterparts. We aggressively pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and gene target validation.

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


RESULTS OF OPERATION


Three months Ended March 31, 2005, and 2004

         Research and development expenses were $347,000 for the three months ended March 31, 2005 and $90,000 for the same period in 2004. The increase is primarily due to the increase in research staff and the acceleration in research and product development.

         General and Administrative expenses were $331,000 for the three months ended March 31, 2004 and $283,000 for the same period in 2004. The increase is primarily due to increased in legal fees associated with the Waldroff legal proceedings.




ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company holds no financial instruments that are sensitive to changes in interest rates. As of March 31, 2005, we held no investments other than amounts held in our cash operations accounts. We are not subject to any other material market risks.

ITEM 4. CONTROLS AND PROCEEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES


         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005.

CHANGES IN INTERNAL CONTROLS


         There has been no change in our internal control over financial reporting during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $110,000. Post judgment motions will be filed in the trial court.

ITEM 2. CHANGES IN SECURTITIES


On January 18, 2005 the Company issued 129,963 shares of common stock. Of these shares, 129,963 were issued to executive officers (Malcolm Skolnick-26,508 shares, Frank Vazquez- 16,567 shares, Yin Chen-15,463 shares, Lawrence
Wunderlich-17,672 shares and Kurt Berens - 15,463 shares) and employees (Xin-Xing Tan-11,597 shares, Jennifer Valentine-Budet-6,627, Harilyn McMicken-10,126 shares and Frederic Kendirgi - 9,940 shares) of the Company for compensation for an aggregate price of $44,125 or an average of $0.34 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.


On January 19, 2005, the Company issued 600,000 shares of common stock. Of these shares 600,000 were issued to (Elizabeth Haslam-100,000 shares, Fulton Holdings Ltd -100,000 shares, Fyjigim Inc. 10,000 shares, Kenneth Ward-1,000 shares, Ty Okabayashi-Tyson -4,000 shares, Chasseur Corporation -100,000 shares, WHMS Enterprises - 100,000 shares and Ron Wilson - 185,000 shares ) for services rendered pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On March 7, 2005 the Company issued 1,365,876 shares of common stock. Of these shares, 1,365,876 shares were sold for an aggregate cash price of $437,080 (or $0.32 per share) in a private placement to accredited investors (Robert D.Ryan-200,000 shares, Peter Imbert- 300,000 shares, Roseanne Bagnato - 10,000 shares, Margaret Howard - 25,000 shares, Woodrow Cromarty- 2,000 shares, John McDonough - 61,875 shares, Robin Schmitt - 125,000 shares, Richard M. Ubert - 10,000 shares, Irene M. Guarino - 50,000 shares, Patricia O'Keefe-Siemank - 10,000 shares, Albert L. Salvatico - 50,000 shares, Loretta P. Dedomenico - 15,625 shares, Cynthia I. Tunney - 2,500 shares, Gina Mazzola - 51,250 shares,
J. Phil Knight - 31,250 shares, G.M. Pearce - 7,813 shares, L.M. Pearce - 7,813 EXHIBITS shares, AND REPORTS Marie ON FORM 8-K Garraffo - 2,000 shares, Robert
N. Petraglia - 100,000 shares, Alan Baisch - 40,000 shares, Louis Howard - 110,000 shares, Ronald Chin - 10,000 shares, Deborah Busking - 31,250 shares, Marc White - 50,000 shares, Paloma Production - 31,250 shares, and Richard Bean
- 31,250  shares ) pursuant  to the  exemption  from  registration  provided  by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On March 21, 2005 the Company issued 47,701shares of common stock. Of these shares, 47,701 were issued to the Board of Directors (Cy Stein-8,665 shares, John Rossi- 13,012 shares, Raymond O'Compo-13,012 shares, and Scott Parazynski-13,0 shares) of the Company for services rendered in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.


ITEM  6. EXHIBITS AND REPORTS ON FORM 8-K


    (a)  Exhibits.

         Exhibit    Description
         Number

         3.1*     Articles of Incorporation of Cryogenic Solutions, Inc.

         3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

         3.3*     Bylaws of Cryogenic Solutions, Inc..

         31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                            CYTOGENIX, INC.


 Date: May 20, 2005                         By:  /s/  Malcolm Skolnick
                                                 -------------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER

                                                                    EXHIBIT 31.1

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


Date: May 20, 2005



/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 31.2

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


Date: May 20, 2005



/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO

                                                                    EXHIBIT 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
------------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER



May 20, 2005

                                                                    EXHIBIT 32.2



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes- Oxley Act of 2002, that to the best of my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Lawrence Wunderlich
------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER


May 20, 2005