Form 10-Q
period 2005-06-30
CYTOGENIX INC
filed 2005-08-12
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2005


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

         As of June 30, 2005, 113,436,970 shares of the issuer's common stock was outstanding.

         Transitional Small Business Disclosure Format (check one):
         Yes    No  X
            ---    ---



                            CYTOGENIX, INC.
                         (A DEVELOPMENT STAGE COMPANY)



                                Table of Contents
                                -----------------


                                 CYTOGENIX, INC.
                                 FORM 10-Q INDEX


PART I.     FINANCIAL INFORMATION

            ITEM 1.  Financial Statements

                     Balance Sheets (unaudited as of June 30, 2005 and December
                     31, 2004                                                     3

                     Statements of Operations (unaudited) for the three and six
                     months ended June 30, 2005 and 2004                          4

                     Statements of Cash Flows (unaudited) for the six monghs
                     ended June 30, 2005 and 2004                                 5

                     Notes to Financial Statements (unaudited)                    6

            ITEM 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                    7

            ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk   18

            ITEM 4.  Controls and Procedures                                      18

PART II.    OTHER INFORMATION

            ITEM 1.  Legal Proceedings                                            18

            ITEM 2.  Changes in Securities                                        19

            ITEM 6.  Exhibits                                                     19

SIGNATURE                                                                         19




                                 CYTOGENIX, INC.
                             (A DEVELOPMENT COMPANY)
                          Part 1. Financial Statements
                                  BALANCE SHEET
                                                                          (Unaudited)
                                                                           June 30,       December 31,
                                                                             2005             2004
                                                                        ------------    ------------

                                     ASSETS
CURRENT ASSETS:
     Cash                                                               $    123,293    $    453,235
                                                                        ------------    ------------
            Total current assets                                             123,293         453,235

Property and equipment:
  Research Fixtures & Equipment                                              104,635         114,514
  Office Furniture & Fixtures                                                 57,759          56,461
  Office Equipment                                                            57,518          45,733
  Leasehold Improvements                                                       3,164            --
                                                                        ------------    ------------
                                                                             223,076         216,708
  Less - accumulated depreciation                                           (156,672)       (151,649)
                                                                        ------------    ------------
                                                                              66,404          65,059
Deposits                                                                       6,399           6,399
Long-term Investment - Restricted                                            115,500            --
                                                                        ------------    ------------
            Total assets                                                $    311,596    $    524,693
                                                                        ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                    $    226,445    $    237,833
    Accrued expenses                                                         355,864         801,920
                                                                        ------------    ------------
            Total current liabilities                                        582,309       1,039,753
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
    Common stock, $.001 par value;  300,000,000 shares authorized,
    113,436,969 and 109,204,339 shares issued and outstanding
    at March 31, 2005 and December 31, 2004, respectively                    113,437         109,204
    Additional paid-in capital                                            21,049,110      19,530,637
    Treasury stock                                                          (629,972)       (629,972)
Deficit accumulated during the development stage                         (20,803,288)    (19,524,929)
                                                                        ------------    ------------
Total stockholders' deficit                                                 (270,713)       (515,060)
                                                                        ------------    ------------
Total liabilities and stockholders' deficit                             $    311,596    $    524,693
                                                                        ============    ============



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                            STATEMENTS OF OPERATIONS
        THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2005
                                   (Unaudited)

                                                                                                                 Inception
                                                   Three Months                       Six Months                  Through
                                                     June 30,                          June 30,                  June 30,

                                              2005              2004             2005            2004              2005
                                        -------------    -------------    -------------    -------------    -------------

REVENUES                                $        --      $        --      $        --      $        --      $      82,575

                                                                                                                  264,891
Cost of Revenues                                 --               --               --               --
                                        -------------    -------------    -------------    -------------    -------------

                                                                                                                 (182,316)
GROSS MARGIN                                     --               --               --               --

COSTS AND EXPENSES:
    Research and development                  326,809          232,483          673,661          322,800        6,755,534
    General and administrative                258,276          219,716          589,056          502,454       13,242,714
    Depreciation and amortization               6,429            9,736           15,274           19,121          259,477
    Impairment expense                           --               --               --               --            345,588
    Equity in losses of joint venture            --               --               --               --             10,000
                                        -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                         (591,514)        (461,935)      (1,277,991)        (844,375)     (20,795,629)

OTHER INCOME:
    Gain on sale of security                     --               --               --               --                881
      Loss on disposal of property               --               --               (368)            --            (10,173)
    Dividend income                              --               --               --               --              1,633
                                        -------------    -------------    -------------    -------------    -------------

NET LOSS                                $    (591,514)   $    (461,935)   $  (1,278,359)   $    (844,375)   $ (20,803,288)
                                        =============    =============    =============    =============    =============

Net loss per share:

    Basic and diluted                   $       (0.00)           (0.00)           (0.01)           (0.01)
                                        =============    =============    =============    =============
Weighed average shares outstanding:
    Basic and diluted                     112,089,772      100,103,731      111,247,633       99,515,271
                                        =============    =============    =============    =============



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY


                      CONSOLIDATED STATEMENT OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND THE PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2005
                                   (UNAUDTIED)
                                                                                       Inception
                                                                                        Through
                                                          2005            2004            2005
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                          $ (1,278,359)   $   (844,375)   $(20,803,288)
   Adjustments to reconcile net loss to net cash
      used in operating activities:

      Depreciation and amortization                        15,274          19,121         256,101
      Impairment expense                                     --              --           345,588
      Stock issued for services                            11,000          76,268       7,153,477
      Stock option expense                                   --              --         2,062,191

          Loss on disposal of property & equipment            368            --            10,173
      Equity in losses of joint venture                      --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                    --              --             2,500

              Deposits                                       --              --            (6,399)
         Accounts payable & accrued expenses               84,682         (78,424)      1,387,529
         Deposits received on stock purchases                --              --              --
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (1,167,035)       (824,910)     (9,584,628)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                     (16,987)         (7,330)       (303,266)
   Issue note receivable                                     --              --           (25,100)
     Investment in long-term CD                           (115,500)          --          (115,500)
   Investment in joint venture                               --              --           (10,000)
                                                     ------------    ------------    ------------
Net cash used in investing activities                    (132,487)         (7,330)       (453,866)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                               --              --           250,000
   Payments on notes payable                                 --              --          (250,000)
   Treasury shares sold                                      --              --         1,290,568
   Purchase of treasury shares                               --              --           (60,000)
     Buyback of Stock Warrants                               --              (571)           (571)
   Sale of common stock, net fundraising                  969,580         487,892       7,982,290
     Sale of common stock for exercised warrants             --           348,000         797,000
   Contributions to capital                                  --              --           152,500
                                                     ------------    ------------    ------------
Net cash provided by financing activities                 969,580         835,321      10,161,787
                                                     ------------    ------------    ------------
NET CHANGE IN CASH                                       (329,942)          3,081         123,293
CASH, beginning of period                                 453,235         236,962            --
                                                     ------------    ------------    ------------

CASH, end of period                                  $    123,293    $    240,043    $    123,293
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $       --      $       --      $       --
                                                     ============    ============    ============
   Income taxes paid                                 $       --      $       --      $       --
                                                     ============    ============    ============
NONCASH TRANSACTIONS:

   Common stock issued for debt                      $    542,126    $       --      $    805,219
   Received treasury stock for note receivable               --              --            25,100
   Common stock issued for patent                            --              --           375,000

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



NOTE 2 - COMMON STOCK


In the six months ending June 30, 2005, CytoGenix issued 47,701 shares of common stock for services valued at $11,000.

In the six months ending June 30, 2005, CytoGenix issued 729,963 shares of common stock for $542,126 of expenses that had been accrued as of December 31, 2004.

In the six months ending June 30, 2005 $969,580 was collected for 3,140,878 shares of common stock as part of a private placement.


NOTE 3 - LONG-TERM INVESTMENT-RESTRICTED

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, in Willam B. Waldroff and Applied Veterinary Genomics, Inc. vs. Cytogenix, Inc. counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in an amount of $115,500. Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the judicial ruling.





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

         The Company has budgeted approximately $4,100,000 for operations in fiscal year 2005, of which approximately $1,300,000 has been allocated for general and administrative costs and $1,800,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy working capital requirements, and had as of June 30, 2005 $123,293 of cash on hand for fiscal year 2005. Of the $1,800,000 budgeted for research and development expenses, the Company anticipates $1,600,000 will be utilized for pre-clinical development.

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

         CytoGenix is confident about its technology's ability to inhibit these genes. This six to nine month program includes extensive toxicology and efficacy studies in various model animals.

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

         The Genomics field has vastly expanded the number of potential drug targets. The Company has utilized its ssDNA expression technology to develop a library screening technique for gene target identification and validation. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. The screening library technique enables efficient testing of multiple oligonucleotide sequences with the advantage that when a sequence which silences a targeted gene is identified, the construct for introducing the identified sequence in cellular and animal experiments is readily produced. Use of the screening library has led to discovery of sequences that have been useful in several of the Company's products under development..

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

Aerosol Delivery of Anti Metastatic Tumors in Lungs

         "Metastatic tumors in the lungs are malignancies (cancers) that developed at other sites and spread via the blood stream to the lungs. Common tumors that metastasize to the lungs include breast cancer, colon cancer, prostate cancer, sarcoma, bladder cancer, neuroblastoma, and Wilm's tumor. However, almost any cancer has the capacity to spread to the lungs." Information from MedLinePLus at http://www.nlm.nih.gov/medlineplus/ency/article/000097.htm .

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

         Yin Chen, the Company's Vice President of Research and Development, was invited to give presentations at 1) the 10th International Conference on Gene Therapy in Cancer held from December 13 to 15, 2001 in San Diego, CA; 2) 3rd Annual Conference: RNA in Drug Development - RNA as Tool and Target, San Diego, CA, November 10-13, 2003 and 3) A Novel Single-Stranded DNA Expression Vector. Louisiana at the Crossroads: Moving Biotechnology from Research to Commercialization, Shreveport, LA, June 24, 2004.

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

ITEM 4. CONTROLS AND PROCEEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005.


CHANGES IN INTERNAL CONTROLS


There has been no change in our internal control over financial reporting during the six months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



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

ITEM 2. CHANGES IN SECURTITIES


On May 9, 2005 the Company issued 136,588 shares of common stock. Of these shares, 136,588 were issued to Peter Imbert for services provided pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.


On May 9, 2005 the Company issued 1,775,002 shares of common stock. Of these shares, 1,775,002 shares were sold for an aggregate cash price of $532,500 (or $0.30 per share) in a private placement to accredited investors (Hsiu Lan Chiu -250,000 shares, Ming Tu Chiu- 150,000 shares, Ho Chou Lin - 250,000 shares, Chi Hong Chu - 250,000 shares, Ming Tu Chou- 166,667 shares, Nicholas Wonnell - 75,000 shares, Larry Patrella - 33,334 shares, Noel Jackson- 33,334 shares, Roland Violette - 400,000 shares, Robert Maddox - 100,000 shares, and Kent Wonnell - 66,667 shares) pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.


On June 20, 2005 the Company issued 177,500 shares of common stock. Of these shares, 177,500 were issued to Douglas Nelkin for services provided pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.




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

                                            CYTOGENIX, INC.


 Date: August 12, 2005                      By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

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


Date: August 12, 2005



/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER

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


Date: August 12, 2005



/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER

August 12, 2005

                                                                    EXHIBIT 99.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the SarbanES- Oxley Act of 2002, that to the best of my knowledge:


(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER


August 12, 2005