Form 10-Q/A
period 2005-06-30
CYTOGENIX INC
filed 2005-09-22
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

[   ]

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________to ____________.

Commission file number: 0-26807

CYTOGENIX, INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	76-0484097 (IRS Employer Identification No.)
3100 Wilcrest, Suite140, Houston, Texas (Address of principal executive offices)	77042 (Zip Code)

Issuer’s telephone number, including area code: (713) 789-0070

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__

No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ______

No __X__

The number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of June 30, 2005, 113,436,970 shares of the issuer’s common stock was outstanding.

This Amendment No. 1 to the June 30, 2005 quarterly report on Form 10-Q/A (the “Form 10-Q/A”) is being filed to amend and restate the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, which was filed with the SEC on August 12, 2005 (the “Original Form 10-Q”).  Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A amends and restates the complete text of the Original Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.
(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

	June 30, (Unaudited)	December 31,
	2005	2004
ASSETS
CURRENT ASSETS:
Cash	$ 123,293	$ 453,235
Total current assets	123,293	453,235

Property and equipment:
Research Fixtures & Equipment	104,635	114,514
Office Furniture & Fixtures	57,759	56,461
Office Equipment	57,518	45,733
Leasehold Improvements	3,164	-
	223,076	216,708
Less – accumulated depreciation	(156,672)	(151,649)
	66,404	65,059
Deposits	6,399	6,399
Long-term Investment – Restricted	115,500	-
Total assets	$ 311,596	$ 524,693
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable	$ 226,445	$ 237,833
Accrued expenses	355,864	801,920
Total current liabilities	582,309	1,039,753
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value; 300,000,000 shares authorized, 113,436,969 and 109,204,339 shares issued and outstanding
at March 31, 2005 and December 31, 2004, respectively	113,437	109,204
Additional paid-in capital	21,049,110	19,530,637
Treasury stock	(629,972)	(629,972)
Deficit accumulated during the development stage	(20,803,288)	(19,524,929)
Total stockholders’ deficit	(270,713)	(515,060)
Total liabilities and stockholders’ deficit	311,596	$ 524,693

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND PERIOD

FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2005

(Unaudited)

	Three Months June 30,		Six Months June 30,		Inception Through June 30,
	2005	2004	2005	2004	2005
REVENUES	$ -	$ -	$ -	$ -	$ 82,575

Cost of Revenues	-	-	-	-	264,891

GROSS MARGIN	-	-	-	-	(182,316)

COSTS AND EXPENSES:
Research and development	326,809	232,483	673,661	322,800	6,755,534
General and administrative	258,276	219,716	589,056	502,454	13,242,714
Depreciation and amortization	6,429	9,736	15,274	19,121	259,477
Impairment expense	-	-	-	-	345,588
Equity in losses of joint venture	-	-	-	-	10,000

LOSS FROM OPERATIONS	(591,514)	(461,935)	(1,277,991)	(844,375)	(20,795,629)

OTHER INCOME:
Gain on sale of security	-	-	-	-	881
Loss on disposal of property	-	-	(368)	-	(10,173)
Dividend income	-	-	-	-	1,633

NET LOSS	$ (591,514)	$ (461,935)	$ (1,278,359)	$ (844,375)	$(20,803,288)

Net loss per share:
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighed average shares outstanding:
Basic and diluted	112,089,772	100,103,731	111,247,633	99,515,271

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

Consolidated Statement of Cash Flows

SIX MONTHS ENDED JUNE 30, 2005 AND 2004 AND PERIOD

FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2005

(UNAUDTIED)

	2005	2004	Inception Through 2005
OPERATING ACTIVITIES:
Net loss	$ (1,278,359)	$ (844,375)	$ (20,803,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,274	19,121	256,101
Impairment expense	-	-	345,588
Stock issued for services	11,000	76,268	7,153,477
Stock option expense	-	-	2,062,191
Loss on disposal of property & equipment	368	-	10,173
Equity in losses of joint venture	-	-	10,000
Changes in operating assets and liabilities:
Prepaid expenses	-	2,500	-
Deposits	-	-	(6,399)
Accounts payable & accrued expenses	84,682	(78,424)	1,387,528
Deposits received on stock purchases	-	-	-
Net cash used in operating activities	(1,167,035)	(824,910)	(9,584,628)

INVESTING ACTIVITIES:
Purchase of property and equipment	(16,987)	(7,330)	(303,266)
Issue note receivable	-	-	(25,100)
Investment in long-term CD	(115,500)		(115,500)
Investment in joint venture	-	-	(10,000)
Net cash used in investing activities	(132,487)	(7,330)	(453,866)
FINANCING ACTIVITIES:
Proceeds from notes payable	-	-	250,000
Payments on notes payable	-	-	(250,000)
Treasury shares sold	-	-	1,290,568
Purchase of treasury shares	-	-	(60,000)
Buyback of Stock Warrants	-	(571)	(571)
Sale of common stock, net fundraising	969,580	487,892	7,982,290
Sale of common stock for exercised warrants	-	348,000	797,000
Contributions to capital	-	-	152,500
Net cash provided by financing activities	969,580	835,321	10,161,787
NET CHANGE IN CASH	(329,942)	3,081	123,293
CASH, beginning of period	453,235	236,962	-
CASH, end of period	$ 123,293	$ 240,043	$ 123,293

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -
NONCASH TRANSACTIONS:
Common stock issued for debt	$ 542,126	$ -	$ 805,219
Received treasury stock for note receivable	-	-	25,100
Common stock issued for patent	-	-	375,000

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDTIED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. (“CytoGenix”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix’s latest annual report filed with the SEC on Form 10KSB.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ending December 31, 2004, as reported in the 10KSB, have been omitted.

NOTE 2 – COMMON STOCK

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

NOTE 3 – Long-Term Investment – Restricted

CytoGenix  filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff.  Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”), a party in interest as a sublicensee of Waldroff’s, in Willam B. Waldroff and Applied Veterinary Genomics, Inc. vs. Cytogenix, Inc. counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses.  A jury trial was held in February, 2005.  Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses.  The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in an amount of $115,500.  Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the judicial ruling.

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

IN ACCORDANCE WITH THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-Q/A WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY’S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY’S GENERAL BUSINESS STRATEGIES, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS “BELIEVE,” “PLAN,” “CONTINUE,” “HOPE,” “ESTIMATE,” “PROJECT,” “INTEND,” “EXPECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-Q/A  SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THE FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE INFORMATION CONTAINED IN THIS FORM 10-Q/A IS BELIEVED BY THE COMPANY TO BE ACCURATE AS OF THE DATE HEREOF. CHANGES MAY OCCUR AFTER THAT DATE, AND THE COMPANY WILL NOT UPDATE THAT INFORMATION EXCEPT AS REQUIRED BY LAW IN THE NORMAL COURSE OF ITS PUBLIC DISCLOSURE PRACTICES.

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

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

For the three months ended June 30, 2005, we reported a net loss of $591,514, or less than $0.01 per share, on no revenue as compared with a net loss of $461,935, or less than $0.01 per share, on no revenue for the three months ended June 30, 2004.

Research and Development Expenses.  Research and development expenses increased to $326,809 for the second quarter of 2005 compared to $232,483 for the same period in 2004 primarily due to the hiring of new employees and increased research and development efforts.   Approximately $60,000 of the increase results from the hiring of new employees and the remaining increase results from increased costs of conducting antibacterial and DNA vaccine research.

General and Administrative Expenses.  General and administrative expenses increased to $258,276 for the second quarter of 2005 compared to $219,716 for the same period in 2004 primarily due the hiring of new employees and increased accounting fees incurred to comply with the Sarbanes Oxley Act.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased to $6,429 for the second quarter of 2005 compared to $9,736 for the same period in 2004 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

For the six months ended June 30, 2005, we reported a net loss of $1.278 million, or $0.01 per share, on no revenue as compared with a net loss of $844,375, or $0.01 per share, on no revenue for the six months ended June 30, 2004.

Research and Development Expenses.  Research and development expenses for the first half of 2005 increased to $673,661 compared to $322,800 for the same period in 2004 due the hiring of new employees and increased research and development efforts.   Approximately $60,000 of the increase results from the hiring of new employees.  The remaining increase results from increased costs of conducting antibacterial and DNA vaccine research.

General and Administrative Expenses.  General and administrative expenses increased to $589,056 for the first half of 2005 compared to $502,454 for the same period in 2004 primarily due to the hiring of new employees, increased accounting fees incurred to comply with the Sarbanes Oxley Act, and legal judgment liability in Waldroff and Applied Veterinary Genomics, Inc. v. Cytogenix, Inc.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses decreased to $15,274 for the first half of 2005 compared to $19,121 for the same period in 2004 primarily due

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

to office furnishings purchased in previous years becoming fully depreciated in 2004.

Liquidity and Capital Resources

The Company has budgeted approximately $4,100,000 for operations in fiscal year 2005, of which approximately $1,300,000 has been allocated for general and administrative costs and $1,800,000 for research and development and $1,000,000 for plant facilities.  We will rely on equity financing to satisfy its working capital requirements, and has as of June 30, 2005 $123,293 of cash on hand for fiscal year 2005.  Of the $1,800,000 budgeted for research and development expenses, the Company anticipates $1,600,000 will be utilized for pre-clinical development.

There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each of which is a prospective licensee for the Company.  The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA clinical studies of its pre-clinical product candidates.

The Company’s ability to continue operations through December 31, 2005 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2005.  Based on historical yearly financial requirements, operating capital of approximately $4.1 million will be needed for each of the calendar years 2005 and 2006.

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

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

The Genomics field has expanded the number of potential drug targets to several thousand. The CytoGenix proprietary gene down-regulation system is a powerful tool in confirming gene target function. In July 2002, we inaugurated a service geared towards assisting pharmaceutical and biotech companies improve drug discovery efficiency. In addition to our work on in-house targets, we are conducting a pilot studies for several companies. For a fixed fee, we will knockdown a gene in a cell system. This will confirm the gene’s relevance to the disease of interest. Those genes found to be highly disease-related become targets for new drug or molecular therapies.

CytoGenix is confident about the Company’s technology’s ability to inhibit these genes.  This six to nine month program includes extensive toxicology and efficacy studies in various model animals.

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

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 4.  CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

Phanuel Pursuits, LLC v. CytoGenix, Inc.

Phanuel Pursuits, LLC had entered into Option Agreements pursuant to obtaining licenses to commercialize the Company’s anti-herpes product in China and India.  Phanuel withdrew from the China option.  Phanuel owes unpaid sums due under the remaining Option Agreement, including a specific payment due to purchase the Company’s data they would need for submission to the Indian authorities.  Phanuel filed suit October 8, 2004 alleging the Company withheld that data and therefore breached the agreement.  The Company believes the suit is completely without merit.

William B. Waldroff and Applied Veterinary Genomics, Inc. v. CytoGenix, Inc.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff.  Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”), a party in interest as a sublicensee of Waldroff’s, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses.  A jury trial was held in February, 2005.  Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses.  The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney’s fees in the amount of $110,000.  Post judgment motions will be filed in the trial court.

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 2.

CHANGES IN SECURITIES

On May 9, 2005 the Company issued 136,588 shares of common stock to Peter Imbert for services provided pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

On May 9, 2005 the Company issued 1,775,002 shares of common stock for an aggregate cash price of $532,500 (or $0.30 per share) in a private placement to accredited investors (Hsiu Lan Chiu -250,000 shares, Ming Tu Chiu– 150,000 shares, Ho Chou Lin – 250,000 shares, Chi Hong Chu – 250,000 shares, Ming Tu Chou– 166,667 shares, Nicholas Wonnell – 75,000 shares, Larry Patrella – 33,334 shares, Noel Jackson– 33,334 shares, Roland Violette – 400,000 shares, Robert Maddox – 100,000 shares, and Kent Wonnell – 66,667 shares) pursuant to the exemption from registration provided by Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On June 20, 2005 the Company issued 177,500 shares of common stock to Douglas Nelkin for services provided pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 14, 2005, the Company held the 2005 annual meeting of the shareholders for purposes of the following:

(1) ELECTION OF DIRECTORS. To elect two directors to hold office until the 2008 Annual Meeting of Shareholders or until their successors are elected and qualified;

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Lopez, Blevins, Bork & Associates, LLP. as the independent auditors for the Company for the fiscal year ending December 31, 2005.

(3) APPROVAL OF THE 2005 STOCK OPTION PLAN.  The approval of the 2005 Stock Option Plan of the Company.

A majority of the shares entitled to vote, present in person or represented by proxy, constituted a quorum at the Annual Meeting.  For the approval of Proposal No.1 (the election of directors), the two candidates receiving the greatest number of affirmative votes were elected.  The affirmative vote of a majority of the shares present in person or represented by proxy at the Annual Meeting was required to ratify and approve Proposal No. 2 (appointment of independent auditors) and Proposal No. 3 (approval of the 2005 Stock Option Plan).

On June 14, 2005, the record date for the annual shareholder meeting held on July 14, 2005, there were 113,259,470 shares of the Company's common stock issued and outstanding.  All outstanding shares were entitled to vote on the three proposals. On July 14, 2005, a quorum was reached totaling 96,180,016 shares voted.

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

The results of the voting on the above matters presented to the shareholders were as follows:

(1) ELECTION OF DIRECTORS. The three directors submitted to the shareholders for approval were elected as follows:

Frank Vazquez: 95,815,360 shares voting for, 364,656 shares withheld.

Cy A. Stein, M.D., Ph.D.: 95,831,960 shares voting for, 348,056 shares withheld.

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS.  The appointment of Lopez, Blevins, Bork & Associates, LLP as the independent auditors for the Company for the fiscal year ending December 31, 2005 was approved by the shareholders, with 95,984,456 shares voting for, 160,460 shares voting against and with 35,100 shares abstaining.

(3) APPROVAL OF THE 2005 STOCK OPTION PLAN.  The 2005 Stock Option Plan of the Company was approved by the shareholders, with 63,543,885 shares voting for, 4,111,802 shares voting against and with 454,150 shares abstaining.

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

ITEM 6.	EXHIBITS.

	Exhibit Number	Description
	3.1*	Articles of Incorporation of Cryogenic Solutions, Inc.

	3.2*	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

	3.3*	Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.

3.4

Certificate of Amendment dated April 6, 2004 of Articles of

Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the Company’s annual report of Form 10-KSB for the year ended December 31, 2004)

3.5

Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)

	3.6*	Bylaws of Cryogenic Solutions, Inc.
	3.7	Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)

	31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

	31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

	32.1 32.2	Section 1350 Certification of Chief Executive Officer Section 1350 Certification of Chief Financial Officer

*  Incorporated by reference to the corresponding Exhibit in the Form 10-SB of the Company filed on January 31, 2001.

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

Date: September 21, 2005	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief
Executive Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Lawrence Wunderlich, Chief Financial Officer certify that:

1.

I have reviewed this quarterly report on Form 10-Q/A of CytoGenix, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 21, 2005

/s/ Lawrence Wunderlich

Lawrence Wunderlich
Chief Financial Officer

Exhibit 31.2

CERTIFICATION PURSUANT TO

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Malcolm Skolnick, President and Chief Executive Officer certify that:

1.

I have reviewed this quarterly report on Form 10-Q/A of CytoGenix, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)

evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)

presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)

any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 21, 2005

/s/ Malcolm Skolnick

Malcolm Skolnick
President & CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CytoGenix, Inc. (the “Company”) on Form

1O-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange

Commission on the date hereof (the “Report”), I, Malcolm H. Skolnick, Chief Executive Officer

of the Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the

Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Malcolm H. Skolnick

Malcolm H. Skolnick

Chief Executive Officer

September 21, 2005

CYTOGENIX, INC.

(A DEVELOPMENT STAGE COMPANY)

Exhibit 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CytoGenix, Inc. (the “Company”) on Form

1O-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof’ (the “Report”), I, Lawrence Wunderlich, Chief Financial Officer of the

Company, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-

Oxley Act of 2002, that to the best of my knowledge:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/Lawrence Wunderlich

Lawrence Wunderlich

Chief Financial Officer

September 21, 2005