Form 10-Q
period 2005-09-30
CYTOGENIX INC
filed 2005-11-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT



          For the transition period from _____________to _____________


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

         Yes   X       No
              ---         ---


         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

         Yes           No  X
             ---          ---


         The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         As of September 30, 2005, 119,162,970 shares of the issuer's common stock was outstanding.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         ITEM 1. - Financial Statements

                Balance Sheets as of September 30, 2005 (Unaudited) and
                December 31, 2004                                             3

                Statements of Operations for the nine months ended
                September 30, 2005 (Unaudited) and 2004                       4

                Statements of Cash Flows for the nine months ended
                September 30, 2005 (Unaudited) and 2004                       5

                Notes to Financial Statements (unaudited)                     6

         ITEM 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         7

         ITEM 3.  Quantitative and Qualitative disclosures About Market Risk  11

         ITEM 4.  Controls and Procedures                                     11

PART II  OTHER INFORMATION                                                    12

         ITEM 1.  Legal Proceedings                                           12

         ITEM 2.  Changes in Securities                                       12

         ITEM 4.  Submission of Matters to a Vote of Security Holders         12

         ITEM 6.  Exhibits                                                    14

SIGNATURES                                                                    15




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET


                                                                 September 30,     December 31,
                                                                      2005             2004
                                                                 -------------    -------------
                                                                 (Unaudited)

ASSETS
------
CURRENT ASSETS:
     Cash                                                         $     685,449    $     453,235
     Prepaid expenses                                                     8,046             --
                                                                  -------------    -------------
           Total current assets                                         693,495          453,235
                                                                  -------------    -------------

Property and equipment:

  Research Fixtures & Equipment                                         104,635          114,514
  Office Furniture & Fixtures                                            57,759           56,461
  Office Equipment                                                       57,518           45,733
  Leasehold Improvements                                                  3,164             --
                                                                  -------------    -------------
                                                                        223,076          216,708
  Less - accumulated depreciation                                      (162,761)        (151,649)
                                                                  -------------    -------------
                                                                         60,315           65,059
Deposits                                                                  6,399            6,399
Long-term Investment - Restricted                                       116,913             --
                                                                  -------------    -------------
           Total assets                                           $     877,122    $     524,693
                                                                  =============    =============


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                              $     215,068    $     237,833
     Accrued expenses                                                   401,533          801,920
                                                                  -------------    -------------
           Total current liabilities                                    616,601        1,039,753
                                                                  -------------    -------------
COMMITMENTS AND CONTINGENCIES



STOCKHOLDERS' EQUITY (DEFICIT):

    Common stock, $.001 par value; 300,000,000 shares authorized,
      119,162,970 and 109,204,339 shares issued and outstanding
      at September 30, 2005 and December 31, 2004, respectively         119,163          109,204
    Additional paid-in capital                                       22,639,884       19,530,637
    Treasury stock                                                     (629,972)        (629,972)
    Deficit accumulated during the development stage                (21,868,554)     (19,524,929)
                                                                  ------------------------------
           Total stockholders' equity (deficit)                         260,521         (515,060)
                                                                  ------------------------------
           Total liabilities and stockholders' equity (deficit)   $     877,122    $     524,693
                                                                  ==============================



The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
       THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2005
                                   (Unaudited)

                                                                                                               Inception
                                                 Three Months                      Nine Months                  Through
                                                 September 30,                     September 30,              September 30,
                                              2005             2004             2005             2004             2005
                                        -------------    -------------    -------------    -------------    -------------

REVENUES                                $        --      $        --      $        --      $        --      $      82,575


Cost of Revenues                                 --               --               --               --            264,891
                                        -------------    -------------    -------------    -------------    -------------

GROSS MARGIN                                     --               --               --               --           (182,316)

COSTS AND EXPENSES:

    Research and development                  402,208          223,193        1,075,869          545,993        7,157,742
    General and administrative                367,963          232,306          957,438          704,404       12,382,897
    Consulting expense                        290,000           20,180          290,000           50,576        1,518,481
    Depreciation and amortization               6,088            9,325           21,363           28,446          265,565
    Impairment expense                           --               --               --               --            345,588
    Equity in losses of joint venture            --               --               --               --             10,000

                                        -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                       (1,066,259)        (485,004)      (2,344,670)      (1,329,419)     (21,862,589)


OTHER INCOME:

    Gain on sale of security                     --               --               --               --                881
    Interest Income                               993             --              1,413               40            1,694

      Loss on disposal of property               --               --               (368)            --            (10,173)
    Dividend income                              --               --               --               --              1,633
                                        -------------    -------------    -------------    -------------    -------------

NET LOSS                                $  (1,065,266)   $    (485,004)   $  (2,343,625)   $  (1,329,379)   $ (21,868,554)
                                        =============    =============    =============    =============    =============

Net loss per share:
    Basic and diluted                   $       (0.01)   $       (0.00)   $       (0.02)   $       (0.01)
                                        =============    =============    =============    =============

Weighed average shares outstanding:
    Basic and diluted                     116,034,303      101,590,591      112,843,190      100,212,094
                                        =============    =============    =============    =============



The accompanying notes are an integral part of these financial statements.




                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      Consolidated Statement of Cash Flows
            NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2005
                                   (UNAUDTIED)

                                                                                    Inception Through
                                                                                      September 30,
                                                          2005             2004          2005
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                          $ (2,343,625)   $ (1,329,379)   $(21,868,554)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation and amortization                        21,363          28,446         262,190
      Impairment expense                                     --              --           345,588
      Stock issued for services                           301,000         193,592       7,443,478
      Stock option expense                                   --              --         2,062,191
          Loss on disposal of property & equipment            368            --            10,173
      Equity in losses of joint venture                      --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                  (8,046)           --            (8,046)
              Deposits                                       --              --            (6,399)
         Accounts payable & accrued expenses              118,974        (109,615)      1,421,820
                                                     ------------    ------------    ------------
Net cash used in operating activities                  (1,909,966)     (1,216,956)    (10,327,559)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                     (16,987)        (11,179)       (303,266)
   Issue note receivable                                     --              --           (25,100)
     Investment in long-term CD                          (116,913)       (116,913)
   Investment in joint venture                               --              --           (10,000)
                                                     ------------    ------------    ------------
Net cash used in investing activities                    (133,900)        (11,179)       (455,279)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES:
   Proceeds from notes payable                               --              --           250,000
   Payments on notes payable                                 --              --          (250,000)
   Treasury shares sold                                      --              --         1,290,568
   Purchase of treasury shares                               --              --           (60,000)
   Buyback of Stock Warrants                                 --              (571)           (571)
   Sale of common stock, net fundraising                2,276,080         776,051       9,288,790
   Sale of common stock for exercised warrants               --           348,000         797,000
   Contributions to capital                                  --              --           152,500
                                                     ------------    ------------    ------------
Net cash provided by financing activities               2,276,080       1,123,480      11,468,287
                                                     ------------    ------------    ------------
NET CHANGE IN CASH                                        232,214        (104,655)        685,449
CASH, beginning of period                                 453,235         236,962            --
                                                     ------------    ------------    ------------
CASH, end of period                                  $    685,449    $    132,307    $    685,449
                                                     ============    ============    ============
SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                     $       --      $       --      $       --
                                                     ============    ============    ============
   Income taxes paid                                 $       --      $       --      $       --
                                                     ============    ============    ============
NONCASH TRANSACTIONS:
   Common stock issued for debt                      $    542,126    $       --      $    805,219
   Received treasury stock for note receivable               --              --            25,100
   Common stock issued for patent                            --              --           375,000



The accompanying notes are an integral part of these financial statements.

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


NOTE 2 - Reclassifications

Certain amounts in the 2004 and 2005 financial statements have been reclassified to conform with the September 30, 2005 financial statement presentation.

NOTE 3 - COMMON STOCK

In the nine months ending September 30, 2005, CytoGenix issued a total of 300,452 shares of common stock for services valued at $301,000.


In the nine months ending September 30, 2005 $2,276,080 was collected for 8,366,878 shares of common stock as part of a private placement.


NOTE 4 - Long-Term Investment - Restricted


CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, in Willam B. Waldroff and Applied Veterinary Genomics, Inc. vs. Cytogenix, Inc. counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in an amount of $115,500. Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the judicial ruling. Accrued Interest for the nine months ending September 30, 2005 is $1,413.



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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

         For the three months ended September 30, 2005, we reported a net loss of $1.065 million, or $0.00 per share, on no revenue as compared with a net loss of $485,004, or $0.00 per share, on no revenue for the three months ended September 30, 2004.

         Research and Development Expenses. Research and development expenses increased to $402,208 for the third quarter of 2005 as compared to $223,193 compared to the same period in 2004 due to the hiring of additional R&D employees and increased research activity. Approximately $98,000 of the increase is a result of the increased staff and the remaining difference of $82,000 results from the increased activity cost of antibacterial and DNA vaccine research.


         General and Administrative Expenses. General and administrative expenses increased to $367,963 for the third quarter of 2005 compared to $232,306 for the same period in 2004 primarily due to increase in legal fees and board of director fees. The legal fees increase of $58,000 is due primarily to increased patent attorney fees and litigation fees for the legal proceeding described in Part II, Item 1 below. The remaining increase is related to the increased fees of the Board of Directors.

         Consulting Expenses. Consulting expenses increased from $290,000 for the third quarter of 2005 compared to $20,180 for the same period in 2004 primarily because of a one year consulting contract where Cytogenix engaged a firm to consult on various business matters.


         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $6,088 for the third quarter of 2005 compared to $9,325 for the same period in 2004 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2005.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

         For the nine months ended September 30, 2005, we reported a net loss of $2,343,625, or less than $0.02 per share, on no revenue as compared with a net loss of $1,329,379, or less than $0.01 per share, on no revenue for the nine months ended September 30, 2004.

         Research and Development Expenses. Research and development expenses increased to $1,075,869 for the nine months ending September 30, 2005 compared to $545,993 for the same period in 2004 primarily due to hiring of additional R&D employees and increased research activity. Approximately $256,000 of the increase is a result of the increased staff and the remaining difference of 274,000 results from the increased activity cost of antibacterial and DNA vaccine research.


         General and Administrative Expenses. General and administrative expenses increased to $957,438 for the nine months ending September 30, 2005 compared to $704,404 for the same period in 2004. The increase of $253,034 primarily due to an increase in legal fees. The legal fees increase of $199,000 is due primarily to increased patent attorney fees and litigation fees for the legal proceeding described in Part II, Item 1 below.

         Consulting Expenses. The increase in consulting expense from $290,000 for the nine months ending September 30, 2005 compared to $50,276 for the same period in 2004 is primarily attributed to a one year consulting contract where Cytogenix engaged a firm to consult on various business matters.


         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $21,363 for the nine months ending September 30, 2005 compared to $28,446 for the same period in 2004 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2005.

LIQUIDITY AND CAPITAL RESOURCES


         The Company has budgeted approximately $4,100,000 for operations in fiscal year 2005, of which approximately $1,300,000 has been allocated for general and administrative costs and $1,800,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy its working capital requirements, and has as of September 30, 2005 $685,449 of cash on hand for fiscal year 2005. Of the $1,800,000 budgeted for research and development expenses, the Company anticipates $1,600,000 will be utilized for pre-clinical development.


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

The Company holds no financial instruments that are sensitive to changes in interest rates. As of September 30, 2005, we held no investments other than amounts held in our cash operations accounts. We are not subject to any other material market risks.

ITEM 4.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005.

CHANGES IN INTERNAL CONTROLS

      There has been no change in our internal control over financial reporting during the nine months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.  CHANGES IN SECURITIES


         The Company issued 500,000 shares of common stock to Stonebridge Holding LLC for services provided in the third quarter pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

         The Company issued 5,226,000 shares of common stock for an aggregate cash price of $1,306,500 (or $0.25per share) in a private placement to accredited investors pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder. The consideration for these shares was received during the third quarter.


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


      Exhibit Number          Description


          3.1*      Articles of Incorporation of Cryogenic Solutions, Inc.

          3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

          3.3* Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.

          3.4 Certificate of Amendment dated April 6, 2004 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)


          3.5 Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule
                    14A filed with the Securities and Exchange Commission on December 23, 2003)

          3.6*      Bylaws of Cryogenic Solutions, Inc.

          3.7 Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with Ahe Securities and Exchange Commission on December 23, 2003)

          31.1      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Executive
                    Officer

          31.2      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Financial
                    Officer

          32.1      Section 1350 Certification of Chief Executive Officer

          32.2      Section 1350 Certification of Chief Financial Officer


* Incorporated by reference to the corresponding Exhibit in the Form 10-SB of the Company filed on January 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYTOGENIX, INC.


 Date: November 14, 2005                    By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

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


Date: November 14, 2005



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


Date: November 14, 2005



/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER



November 14, 2005

                                                                    EXHIBIT 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q/A for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes- Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER


November 14, 2005