Form 10-K
period 2005-12-31
CYTOGENIX INC
filed 2006-04-18
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-26807

                                 CYTOGENIX, INC.
             (Exact name of registrant as specified in its charter)

                     NEVADA                                 76-0484097
 (State or other jurisdiction of incorporation   (I.R.S. Employer Identification
                or organization)                            No.)

        3100 WILCREST, SUITE 140, HOUSTON, TEXAS             77042
        (Address of principal executive offices)           (Zip Code)

     Issuer's telephone number, including area code: 713-789-0070

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:
                        COMMON STOCK WITH $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securties Act. Yes |_| No |X| Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer |_|   Accelerated Filer |_|   Non-accelerated filer |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   |_|         No   |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005(the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $113,436,970. The number of outstanding shares of the Registrant's Common Stock as of the close of business on March 16, 2006 was 125,377,370.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement of CytoGenix, Inc., which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2005, are incorporated by reference in Part III of this Form 10-K.



                                 CYTOGENIX, INC.
                                 FORM 10-K INDEX

                                     PART I
                                                                                                      Page
                                                                                                      ----
Item 1.      Description of Business ...............................................................     4

Item 1A.     Risk Factors ..........................................................................    15

Item 1B.     Unresolved Staff Comments .............................................................    19

Item 2.      Description of Property ...............................................................    19

Item 3.      Legal Proceedings  ....................................................................    19

Item 4.      Submission of Matters to a Vote of Security Holders ...................................    19

                                     PART II

Item 5.      Market for Common Equity and Related Stockholder Matters  .............................    21

Item 6.      Selected Financial Data  ..............................................................    22

Item 7.      Management's Discussion and Analysis or Financial Conditions and Results of Operations.    22

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk ............................    27

Item 8.      Financial Statements ..................................................................    28

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    42

Item 9A.     Controls and Procedures ...............................................................    42

Item 9B.     Other Information .....................................................................    42



                                    PART III

Item 10.     Directors and Executive Officers of the Registrant ....................................    42

Item 11.     Executive Compensation ................................................................    43

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
             Matters ...............................................................................    43

Item 13.     Certain Relationships and Related Transactions ........................................    43

Item 14.     Principal Accountant Fees and Services ................................................    43

                                     PART IV

Item 15.     Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................    43


             Signatures ............................................................................    43


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL OVERVIEW
CytoGenix, Inc. ("CytoGenix" or "the Company") is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technology for identifying and silencing disease causing genes and expressing proteins for applications such as vaccines. The Company's technology includes gene silencing techniques applicable to genes from pathogenic organisms or selected genes from a host to prevent the expression of harmful proteins, thereby preventing or ameliorating disease. The Company also has developed a novel process to produce cell free, plasmid DNA for use in its own products and for sale to the biopharmaceutical market. The Company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies. In addition to development and commercialization of therapeutic compounds, the Company seeks to sell and/or license its technology to biotechnology companies seeking determination of specific genes' function and purpose and to consumers of plasmid DNA.

The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company's inception. The Company made a transition to research and development of its present technologies in 1998. Since then we have dedicated ourselves to engineering DNA-based molecules for therapeutic and drug target identification purposes. Our expertise in nucleic acid technology enables us to focus on the development of new types of nucleic acid-based therapeutics. Our proprietary technology has beem designed to express single stranded DNA inside target cells of living organisms to induce synthetic DNA mimetic constructs into the target cells and thereby either silence selected genes or to express proteins that can act as antigens to stimulate the immune system.

GENE EXPRESSION AND HUMAN DISEASE

Widely published scientific studies conducted over the last 20 years by leading universities, government research laboratories, such as the National Institutes of Health and the National Cancer Institute, and private research laboratories have established that most diseases are the result of malfunctioning genes in an organism's genome, or the activities of genes from pathogens such as viruses, bacteria or funguses. This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of disease. Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others. To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein. This messenger RNA (mRNA) is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it participates in the assembly of the biochemical components to produce proteins.

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

CYTOGENIX GENE SILENCING TECHNOLOGY

CYTOGENIX OWNS PATENTED INTRACELLULAR EXPRESSION SYSTEM TECHNOLOGY (CYGXES(TM)) TO PRODUCE ANY DESIRED SEQUENCE-SPECIFIC, SSDNA(SINGLE STRANDED DNA) MOLECULES IN INDIVIDUAL CELLS FOR THE PURPOSE OF TRIPLEX, ANTISENSE, CATALYTIC DNA, AND APTAMER APPLICATIONS.

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

The key to success with these genetic interventions is to insure that sufficient quantities of the ssDNA molecules ultimately are produced in targeted cells or induced from external sources. CytoGenix has invented a compound that functions as a tiny biological "factory" that, after introduction into the cell, actually produces many copies of specific ssDNA molecules in the cell. The business of CytoGenix is to refine this technology and apply it to the delivery of various patented DNA molecules for the development of effective therapeutic drugs.

DEVELOPMENT TO DATE (RESEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated with the work of Dr. Charles Conrad, which he developed while at InGene, Inc. This breakthrough technology was originally protected by issued United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells." In 1999, CytoGenix purchased the rights to Dr. Conrad's patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance single stranded DNA expression technology. Shortly after acquisition of the foregoing patent, worldwide protection was pursued by filing two applications under the Patent Cooperation Treaty (PCT) entitled, "Enzymatic Synthesis of ssDNA" (World Publication No. WO00/22113), and "Production of ssDNA in vivo" (World Publication No. WO00/22114). Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets. In addition to the original issued patent, Cytogenix currently holds a patent portfolio including 46 domestic and foreign issued or pending patent applications protecting our technologies. This assertive approach to protection of the Company's technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use.

These patents are important to the Company because they help form the basis of the technology needed for the production of the Company's complementary technology and other products. The technology has been proven in numerous laboratory and animal experiments and has been widely published as set forth below. It has been reported in scientific literature, such as in Reuters Business Insight 2000 publication, Antisense Therapy: Technical Aspects and
Commercial Opportunities by Prof. Dr. K.K. Jain M.D. that other Antisense molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications. Laboratory cell culture studies have demonstrated that the Company's ssDNA expression vector can adequately deliver sequence specific DNA molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the challenges previously experienced. As described under "CytoGenix Gene Silencing Technology" above, the Company's technology is not limited to only antisense applications, but can target and enzymatically cleave to target mRNA using DNA enzyme formulations. The technology can also be used to (i) generate triplex forming oligonucleotides that bind to specific sites in the genome itself to inhibit expression by the gene at that site, (ii) generate ssDNA that will bind to specific, targeted proteins to neutralize them and (iii) competitively inhibit genetic expression/transcription of targeted genes. The Company has extended the results achieved in cell cultures to cells in live animals.

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

The Company has developed a separate technology against bacteria using mimetic oligonucleotides as sequences to silence targeted bacterial genes. Targeted genes include those necessary for the bacteria's survival, reproduction and/or for the expression of various toxins.

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

Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs. The Company is conducting research and/or preclinical development with product candidates in the following areas: infectious disease (anti-virals and anti-bacterials), inflammation, cancer and vaccines.

PRODUCTS UNDER DEVELOPMENT INCLUDE:

INFECTIOUS DISEASE PROGRAM

CY301 (SIMPLIVIR(TM)) anti-herpes topical is anticipated to address the needs of 70 million infected Americans; today's marginalLY effective products have revenues in excess of $1 billion. The most likely methods of use include prophylactic and neonatal applications. Our proprietary plasmid DNA sequences turn-off the HSV ICP4 and ICP47 genes. Found in HSV-1, -2 and Herpes Zoster, the ICP4 gene is critical for the replication of the virus in the host cell. The ICP47 gene produces a protein that assists the virus in interfering with a host's immune system in recognizing the virus and eliminating it. Pre-clinical in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the Company's proprietary plasmid DNA coded with an ICP4 knockdown sequence. Mouse trials were initiated in August, 2003 and are continuing. Pre-clinical toxicology studies are being designed and will enable the filing of an Investigational New Drug (IND) application with the Food & Drug Administration (FDA) in the next 2008.

CY401 targets multi-drug resistant bacteria including methicillin-resistant staphylococcus aureus (MRSA). Recently, MRSA strains that had previously been confined to hospitals are now appearing in the community. Clinicians are encountering difficulty in treating MRSA infections, and CY401 is anticipated to be a leading product in a new class of antibacterial compounds. Studies conducted in cell culture indicate that CY401 has potent killing capability even against the most resistant bacterial pathogens such as MRSA. Animal testing has confirmed this and CytoGenix is preparing to conduct the required safety and toxicology studies to support the filing of an IND within the next 2008.

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

Improved regulatory profile

Benefits provided by the cell-free synthesis from a regulatory agency review and compliance perspective are significant. By beginning with a well-characterized synthetic master construct, there is no need for cell bank systems (master or working cell banks), thus reducing the risk and amount of documentation, space and cost. Similarly, product cGMP manufacturing procedures detailing methods for cell collection, processing and culture conditions would no longer be necessary and would substantially reduce quality assurance and quality control ( QA/QC) and compliance overhead costs. The synthetic DNA process yields DNA free of endotoxins, bacterial genomic DNA, DNA or proteins. As such it may encounter improved regulatory acceptance.

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

          o BUSINESS DEVELOPMENT, we are currently evaluating options for industry partnership for continued development of the process including contract manufacturing

All primary research and development at CytoGenix is conducted in the on-site laboratory located adjacent to the executive offices at the same address. The Company's primary research and development experiments are being conducted in human lung cancer cells (A549 cells) and human liver cells (HepG2 cells) to determine the expression levels of single-stranded catalytic DNA and single-stranded Antisense DNA targeting c-raf kinase mRNA transcripts, bcl-2mRNA transcripts, and mouse double minute oncogene 2 (MDM2) MRNA transcripts

The Company is currently supporting four Sponsored Research Agreements (SRA):

   1. Dr. Cy Stein's lab at Albert Einstein College of Medicine is using Cytogenix's proprietary gene silencing DNA technology against a gene found in melanoma cells that produces a protein known to counteract the effect of several chemotherapeutic agents in difficult to treat cancers.

   2. Dr. Frank Orson's lab at Baylor College of Medicine is conducting animal trials to determine the effect of CytoGenix's gene silencing technology on cancer in the lungs of mice using aerosol gene delivery system.

   3.    Dr. Jeffrey Actor's lab at University of Texas Health Science Center in
         Houston  is  conducting  animal  trials  to  determine   efficacies  of
         CytoGenix's antimicrobial ODN compounds.

   4. Dr. David Weiner's lab at University of Pennsylvania is conducting animal trials to determine efficacies of CytoGenix's synthetic DNA vaccines against Smallpox and other targets.

Other research is contemplated to explore various plasmid delivery systems.

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

   o We will seek to maintain and expand our patent portfolio and proprietary technology. We aggressively o pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and gene target validation.

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

COLLABORATIVE AGREEMENTS

PARTNERSHIPS


The Company currently has several industry and government agency partnerships and is actively seeking out-licensing opportunities in the application of our core technologies to promote the development of new therapeutic products in the fields of infectious diseases, inflammation and cancer. CytoGenix is also seeking partnerships in the development of products in the areas of animal health and agriculture. Our cell-free method for the cGMP production of therapeutic-grade DNA is also available for licensing. Our currents partners include:


GE HEALTHCARE, FAST TRAK BIODEFENSE GROUP


CytoGenix has entered into an agreement with the Fast Trak BioDefense Group of GE Healthcare to collaborate in seeking, securing and executing bio-defense related Federal contracts. GE Healthcare will provide highly qualified technical and regulatory affairs expertise and will coordinate the application process to various departments within the U.S. government.


ALDEVRON, LLC.


CytoGenix has teamed up with Aldevron LLC, a leader in the field of DNA vaccines, to evaluate a synthetic DNA vaccine derived from a plasmid provided by Aldevron. The synDNA(TM) vaccine was designed to produce a Hepatitis

B viral surface antigen and was evaluated in a rabbit model using Aldevron's proprietary Genetic Immunization and Antibody (GIA(TM)) technology. The pilot study was successful and further testing is ongoing.


COLLABORATIONS


The Company currently has several academic and government agency collaborations to promote the research and development of new therapeutic products. Our current collaborators include:


NATIONAL INSTITUTES OF HEALTH


CytoGenix was given a non-exclusive license to a HIV DNA vaccine construct to be used as a proof of principle for the synDNA production method. The HIV DNA vaccine construct was prepared using CytoGenix' proprietary process and the product was tested in an animal model. The results of this pilot study showed bioactivity indicating that the synthetic DNA vaccine was able to induce an immune response. Further investigations are currently being explored to expand this collaboration.


BAYLOR COLLEGE OF MEDICINE


Several collaborative projects are ongoing with investigators at Baylor College of Medicine in the Texas Medical Center. A long standing collaboration is ongoing with Drs. Sheldon Kaplan, Ed Mason and Jesus Vallejo in the Infectious Disease Group of the Department of Pediatrics. The focus of the project has been to identify clinical candidates for the treatment of methicillin-resistant staphylococcus aureus (MRSA).


Another collaboration is ongoing with Dr. Frank Orson to evaluate the effects of several DNA vaccines in preclinical models. The goal of these studies is to identify a novel DNA vaccine for the treatment of influenza in human beings. Preliminary studies have shown that a synDNA(TM) influenza vaccine was of greater potency than a standard plasmid in generating an immunologic response. Research continues to apply the information learned from the pilot studies to design and produce a synDNA(TM) vaccine to be used in the event of a pandemic outbreak of influenza.


UNIVERSITY OF TEXAS HEALTH SCIENCE CENTER AT HOUSTON


CytoGenix has several ongoing collaborations with the University of Texas Health Science Center at Houston. The Company has entered into an agreement to provide access to animal care facilities to allow CytoGenix scientists to conduct exploratory studies for product leads. CytoGenix has also worked extensively with Dr. Jeffrey Actor to identify novel product candidates for use in infectious disease applications.


UNIVERSITY OF PENNSYLVANIA


Recently CytoGenix added a University of Pennsylvania scientist, Dr. David Weiner, to the Scientific Advisory Board. Dr. Weiner is a pioneer and is world recognized in the field of DNA vaccines and several collaborative projects are ongoing in the areas of smallpox and influenza. A pilot study conducted in a murine model demonstrated that a synDNA vaccine targeting smallpox was highly immunogenic.

Technology - Sponsored Research

It is the policy of the Company to seek outstanding scientific leaders and independent investigators as collaborators in mutually beneficial projects. The following projects are sponsored in part by the company:

   o DR. JEFFERY ACTOR, ASSOCIATE PROFESSOR AT THE UNIVERSITY OF TEXAS HEALTH SCIENCE CENTER Houston, Texas is conducting a study entitled, "In vivo proof of concept experiment for anti-bacterial DNA preparation".

   o DR. FRANK ORSON, PROFESSOR AT BAYLOR COLLEGE OF MEDICINE, Houston, Texas is conducting a study entitled, "PEI aerosol delivery of ssDNA expression vector".


   o DRS. LYUBA BENIMETSKAYA AND CY STEIN AT ALBERT EINSTEIN COLLEGE OF MEDICINE, New York are conducting a study entitled, "Down Regulate Gene Expression in Melanoma Cells using Antisense ODNs generated by CYGX ssDNA Expression Vectors".

   o DR. DAVID WEINER AT UNIVERSITY OF PENNSYLVANIA is conducting studies to evaluate the safety and efficacy of DNA vaccines using several animal models.

MARKETING STRATEGY

We plan to market initial products, when developed, and for which we obtain regulatory approval, through marketing arrangements or other licensing arrangements with pharmaceutical companies. Implementation of this strategy will depend on many factors, including the market potential of any products we develop, and our financial resources. We do not expect to establish a direct sales capability for therapeutic compounds for at least the next several years. To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations. The timing of our entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated thereunder. Although the implementation of initial aspects of our marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an IND application and our marketing strategy therefore may not be implemented for several years. See "Drug Approval Process and Other Governmental Regulation."

PATENTS AND PROPRIETARY RIGHTS

We have developed or acquired a comprehensive body of intellectual rights. The proprietary nature of, and protection for, our product candidates, processes and know-how are important to our business. We plan to prosecute and aggressively defend our patents and proprietary technology. Our policy is to patent the technology, inventions, and improvements that are considered important to the development of our business and that are patentable. We also depend upon trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position.

A patent portfolio including 46 domestic and foreign issued or pending patent applications protects our technologies. We intend to protect our proprietary technology with additional filings as appropriate.


DRUG APPROVAL PROCESS AND OTHER GOVERNMENT REGULATION

The system of reviewing and approving drugs in the United States is considered the most rigorous in the world. Costs to bring a single product from research through market approval and launch into commerce range from $800 million (Pharmaceutical Research and Manufacturers Association) to $1.7 billion in 2000 through 2002 (FDA), with the timing to do so typically ranging between 10 and 15 years. The Pharmaceutical Research and Manufacturers Association estimates that of every 5,000 medicines tested, on average, only five are tested in clinical trials, and only one of those is approved for human use.

Drug Discovery

In the initial stages of drug discovery before a compound reaches the laboratory, tens of thousands of potential compounds are randomly screened for activity against an assay assumed to be predictive for particular disease targets. This drug discovery process can take several years. Once a company locates a screening lead, or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve its drug properties. After a compound emerges from the above process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro (test tube) screening against particular disease targets and, finally, some in vivo (animal) screening. If the compound passes these barriers, the toxic effects of the compound are analyzed by performing preliminary exploratory animal toxicology. If the results are positive, the compound emerges from the basic research mode and moves into the pre-clinical phase.

Preclinical Testing

During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety. These tests typically take approximately three and one-half years to complete.

Investigational New Drug Application

During the pre-clinical testing, an IND is filed with the FDA to begin human testing of the drug. The IND becomes effective if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. In addition, an Institutional Review Board, comprised of physicians at the hospital or clinic where the proposed studies will be conducted, must review and approve the IND. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

Phase I Clinical Trials

After an IND becomes effective, Phase I human clinical trials may begin. These tests, involving usually between 20 and 80 patients or healthy volunteers, typically take approximately one year to complete and cost between $300,000 and $500,000 per trial. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. Phase I trials are not normally conducted for anticancer product candidates. A Phase Ib study involves patients with the targeted disease cancer and is focused on safety.

Phase II Clinical Trials

In Phase II clinical trials, controlled studies are conducted on approximately 100 to 300 volunteer patients with the targeted disease. The preliminary purpose of these tests is to evaluate the effectiveness of the drug on the volunteer patients as well as to determine if there are any side effects. These studies generally take approximately two years and cost between $500,000 and $4 million per trial, and may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug on the patient population, but also its safety.

Phase III Clinical Trials

This phase typically lasts about three years, usually involves 1,000 to 3,000 patients and cost between $5 million and $50 million per trial. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any reactions that may result from long-term use of the drug.

New Drug Application

After the completion of the requisite three phases of clinical trials, if the data indicate that the drug has an acceptable benefit to risk assessment and it is found to be safe and effective, a New Drug Application (NDA) is filed with the FDA. The requirements for submitting an NDA are defined by and in conjunction with the FDA. These applications are comprehensive, including all information obtained throughout all clinical trials as well as all data pertaining to the manufacturing and testing of the product. In general, these filings can far exceed 100,000 pages. With the implementation of the Prescription Drug Users Fee Act (PDUFA), review fees are provided at the time of NDA filing. In 2005, each NDA with clinical data must be accompanied by a
$672,000 review fee. If the NDA is assessed as unacceptable in the initial 30 day review, it is returned to the submitter, with 50% of the fee. The average review time for a New Molecular Entity (NME) has remained static at approximately 16 months, however, new NME can and have been approved in as little as six months.

Marketing Approval

If the FDA approves the NDA, the drug becomes available for physicians to prescribe. Periodic reports must be submitted to the FDA, including descriptions of any adverse reactions reported. The FDA may request additional studies (Phase
IV) to evaluate long-term effects.

Phase IV Clinical Trials and Post Marketing Studies

In addition to studies requested by the FDA after approval, these trials and studies are conducted to explore new indications. The purpose of these trials and studies and related publications is to broaden the application and use of the drug and its acceptance in the medical community.

COMPETITION


The pharmaceutical and biotechnology industries are highly competitive. We face competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases. Our competitors may develop safer, more effective or less costly gene-based therapeutics. In addition, we face and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology, including intellectual property.

Many of our competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than the Company. There can be no assurance that research and development by others will not render our products, or the products developed by corporate partners using our licensed technologies obsolete, or non-competitive, or that any product we or our corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that our competitors will not develop safer, more effective or less costly cardiovascular therapies, gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval or product commercialization earlier than Company, any of which could have a material adverse effect on our business, financial condition or results of operations.


RESEARCH AND DEVELOPMENT

The Company expensed $1,731,764, and $831,472 on research and development activities during the years ended December 31, 2005, and 2004, respectively. Research and development (R&D) expenses include related salaries, contractor fees, materials, utilities. R&D expenses consist of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funded R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

EMPLOYEES

As of December 31, 2005, we had 11employees, 5 of whom hold advanced degrees. None of our employees are covered by collective bargaining agreements, and we consider relations with our employees to be good.

WHERE YOU CAN FIND ADDITIONAL INFORMATION

We are a reporting company and file annual, quarterly and current reports, proxy statements and other information with the SEC. For further information with respect to us, you may read and copy our reports, proxy statements and other information, at the SEC's public reference rooms at 100 F. Street, N.E., Washington, D.C. 20549, as well as at the SEC's regional offices at 500 West Madison Street, Suite 1400, Chicago, IL 60661 and at 233 Broadway, New York, NY 10279. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms. Our SEC filings are also available at the SEC's web site at "http://www.sec.gov." In addition, you can read and copy our SEC filings at the office of the National Association of Securities Dealers, Inc. at 1735 K Street, N.W., Washington, D.C. 20006.

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on our website (www.cytogenix.com) or by sending a request for a paper copy to: Cytogenix, Inc. 3100 Wilcrest, Suite 140, Houston, TX 77042, attn. Investor Relations.

ITEM 1A.  RISK FACTORS

RISKS AFFECTING FUTURE OPERATING RESULTS

We do not provide forecasts of our future financial performance. While we are optimistic about our long-term prospects, the following factors should be considered in evaluating our outlook. If the possibilities described as risks below actually occur, our operating results and financial condition would likely suffer and the trading price of our common stock may fall, causing a loss of some or all of an investment in our common stock.

Our products are in an early stage of development and may not be determined to be safe or effective.

We are only in the early stages of development with our biopharmaceutical products. We have devoted almost all of our time to research and development of our technology and products, protecting our proprietary rights and establishing strategic alliances. Our proposed products are in the pre-clinical stages of development and will require significant further research, development, clinical testing and regulatory clearances. Our proposed products are subject to development risks. These risks include the possibilities that any of the products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances. We have not received any significant revenues from the sale of products and we may not successfully develop marketable products that will increase sales and, given adequate margins, make us profitable. Our competitors may develop superior or equivalent, but less expensive, products.

We have incurred net losses since our inception, and we may not achieve or sustain profitability.

We incurred a net loss of $3.53 million in 2005 and of $2.36 million in 2004. As of December 31, 2005, our total shareholder's equity was $407,521. Our losses have resulted principally from expenses incurred in research and development of our technology and products, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.


If we fail to attract significant additional capital, we may be unable to continue to successfully develop our products.

Since we began operations, we have obtained operating funds primarily by selling our company common stock. Based on our current plans, we do not believe that current cash balances will be sufficient to meet our operating needs in 2006. Furthermore, the actual amount of funds that we will need will be determined by many factors, some of which are beyond our control. These factors include the success of our research and development efforts, the status of our pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market. We may need funds sooner than currently anticipated.

If necessary, potential sources of additional funding could include strategic relationships, public or private sales of shares of our common stock or debt or other arrangements. We may not obtain additional funding when we need it on terms that will be acceptable to us or at all. If we raise funds by selling additional shares of our common stock or securities convertible into our common stock, the ownership interest of our existing shareholders will be diluted. If we are unable to obtain financing when needed, our business and future prospects would be materially adversely affected.

If we fail to receive necessary regulatory approvals, we will be unable to commercialize our products. All of our products are subject to extensive regulation by the United States Food and Drug Administration, or FDA, and by comparable agencies in other countries. The FDA and comparable agencies require new pharmaceutical products to undergo lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures. We do not know when or if we will be able to submit our products for regulatory review. Even if we submit a new drug application, there may be delays in obtaining regulatory approvals, if we obtain them at all. Sales of our products outside the United States will also be subject to regulatory requirements governing clinical trials and product approval. These requirements vary from country to country and could delay introduction of our products in those countries. We cannot assure you that any of our products will receive marketing approval from the FDA or comparable foreign agencies.

We  may  fail  to  compete   effectively,   particularly  against  larger,  more
established pharmaceutical companies, causing our business to suffer.

The biotechnology industry is highly competitive. We compete with companies in the United States and abroad that are engaged in the development of pharmaceutical technologies and products. They include: biotechnology, pharmaceutical, chemical and other companies; academic and scientific institutions; governmental agencies; and public and private research organizations.

Many of these companies and many of our other competitors have much greater financial and technical resources and production and marketing capabilities than we do. Our industry is characterized by extensive research and development and rapid technological progress. Competitors may successfully develop and market superior or less expensive products which render our products less valuable or unmarketable.

We have limited operating experience.

We have engaged solely in the development of biopharmaceutical technology. Although some members of our management team have experience in biotechnology company operations, we have limited experience in manufacturing or selling biopharmaceutical products. We also have only limited experience in negotiating and maintaining strategic relationships, and in conducting clinical trials and other later-stage phases of the regulatory approval process. We may not successfully engage in some or all of these activities.

We have limited manufacturing capability.

While we believe that we can produce materials for clinical trials and produce products for human use at our recently completed synDNA production suite, we may need to expand our commercial manufacturing capabilities for products in the future if we elect not to or cannot contract with others to manufacture our products. This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity. We have not selected a site for any expanded facilities and do not know what the construction cost will be for such facilities and whether we will have the financing needed for such construction. We do not know if or when the FDA will determine that such facilities comply with Good Manufacturing Practices. The projected location and construction of any facilities will depend on regulatory approvals, product development, pharmaceutical partners and capital resources, among other factors. We have not obtained regulatory approvals for any productions facilities for our products, nor can we assure investors that we will be able to do so.

If we lose key personnel or are unable to attract and retain additional, highly skilled personnel required for our activities, our business will suffer.

Competition for qualified personnel in our industry is intense, and our success will depend on our ability to attract and retain highly skilled personnel. To date, we have been successful in attracting and retaining key personnel. We are not aware of any key personnel who plan to retire or otherwise leave the Company in the near future.

Asserting, defending and maintaining our intellectual property rights could be difficult and costly, and our failure to do so will harm our ability to compete and the results of our operations.

Our success will depend on our existing patents and licenses, and our ability to obtain additional patents in the future. A patent portfolio including 46 domestic and foreign patents issued or pending patent applications protects our technologies.

We cannot assure investors that our pending patent applications will result in patents being issued in the United States or foreign countries. In addition, the patents which have been or will be issued may not afford meaningful protection for our technology and products. Competitors may develop products similar to ours which do not conflict with our patents. Others may challenge our patents and, as a result, our patents could be narrowed or invalidated. The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation. No consistent policy has emerged from the United States Patent and Trademark Office (USPTO), or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents. In addition, there is a substantial backlog of biotechnology patent applications at the USPTO and the approval or rejection of patents may take several years.

Our success will also depend partly on our ability to operate without infringing upon the proprietary rights of others, as well as our ability to prevent others from infringing on our proprietary rights. We may be required at times to take legal action to protect our proprietary rights and, despite our best efforts, we may be sued for infringing on the patent rights of others. We have not received any communications or other indications from owners of related patents or others that such persons believe our products or technology may infringe their patents. Patent litigation is costly and, even if we prevail, the cost of such litigation could adversely affect our financial condition. If we do not prevail, in addition to any damages we might have to pay, we could be required to stop the infringing activity or obtain a license. Any required license may not be available to us on acceptable terms, or at all. If we fail to obtain a license, our business might be materially adversely affected.

To help protect our proprietary rights in unpatented trade secrets, we require our employees, consultants and advisors to execute confidentiality agreements. However, such agreements may not provide us with adequate protection if confidential information is used or disclosed improperly. In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom our employees, consultants or advisors have prior employment or consulting relationships. Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to our trade secrets.

If our strategic relationships are unsuccessful, our business could be harmed.

Our strategic relationships with GE Healthcare and others are important to our success. The development, improvement and marketing of many of our key therapeutic products are or will be dependent, in part, on the efforts of our strategic partners. For example, under the GE Healthcare relationship, we may fail to achieve product development milestones; GE Healthcare may fail to perform its obligations under our agreement, such as failing to produce an adequate supply of sufficient quality raw materials to produce synDNA ; and our agreement with GE Healthcare may be terminated against our will. We may not be commercially successful in our effort to produce and/or sell synDNA. The transactions contemplated by our agreements with strategic partners, including equity purchases and cash payments, are subject to numerous risks and conditions. The occurrence of any of these events could severely harm our business.

Our near-term strategy is to develop our own products as well as co-develop products with strategic partners, or to license the marketing rights for our products to pharmaceutical partners after we complete one or more Phase II clinical trials. In this manner, the extensive costs associated with late-stage clinical development and marketing will be shared with, or the responsibility of, our strategic partners.

To  fully  realize  the  potential  of  our  products,   including  development,
production   and   marketing,   we  may  need  to  establish   other   strategic
relationships.

We  have  limited  sales   capability  and  may  not  be  able  to  successfully
commercialize our products.

We have been engaged solely in the development of biopharmaceutical technology. Although some of our management have experience in biotechnology company operations, we have limited experience in manufacturing or selling pharmaceutical products. We also have only limited experience in negotiating and maintaining strategic relationships, and in conducting clinical trials and other later-stage phases of the regulatory approval process. To the extent we rely on strategic partners to fully commercialize our products, we will be dependent on their efforts. We may not successfully engage in any of these activities.

We may be subject to product liability lawsuits and our insurance may not be adequate to cover damages.

We believe we carry adequate insurance for the product development research we currently conduct. In the future, when we have products available for commercial sale and use, the use of our products will expose us to the risk of product liability claims. Although we intend to obtain product liability insurance coverage, product liability insurance may not continue to be available to us on acceptable terms and our coverage may not be sufficient to cover all claims against us. A product liability claim, even one without merit or for which we have substantial coverage, could result in significant legal defense costs, thereby increasing our expenses, lowering our earnings and, depending on revenues, potentially resulting in additional losses.

Continuing efforts of government and third party payers to contain or reduce the costs of health care may adversely affect our revenues and future profitability.

In addition to obtaining regulatory approval, the successful commercialization of our products will depend on our ability to obtain reimbursement for the cost of the product and treatment. Government authorities, private health insurers and other organizations, such as health maintenance organizations are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States, the growth of healthcare organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for our products. The cost containment measures that healthcare providers are instituting and any healthcare reform could affect our ability to sell our products and may have a material adverse effect on our operations. Reimbursement in the United States or foreign countries may not be available for any of our products, any reimbursement granted may be reduced or discontinued, and limits on reimbursement available from third-party payers may reduce the demand for, or the price of, our products. The lack or inadequacy of third-party reimbursements for our products would have a material adverse effect on our operations. Additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future that adversely affects our products and our business.

If we fail to establish strategic relationships with larger pharmaceutical partners, our business may suffer.

We do not intend to conduct late-stage (Phase III) human clinical trials ourselves. We anticipate entering into relationships with larger pharmaceutical companies to conduct later pharmaceutical trials and to market our products and we also plan to continue to use contract manufacturing for late stage clinical and commercial quantities of our products. We may be unable to enter into corporate partnerships which could impede our ability to bring our products to market. Any such corporate partnerships, if entered, may not be on favorable terms and may not result in the successful development or marketing of our products. If we are unsuccessful in establishing advantageous clinical testing, manufacturing and marketing relationships, we are not likely to generate significant revenues and become profitable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None

ITEM 2.  DESCRIPTION OF PROPERTY
--------------------------------

The Company's corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042. The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003. The facility is in new condition and is adequate for the Company's current operations. Rent on the facility averages to be $5,701.00 per month with a lease term ending
September 2009. We believe our facilities are suitable and adequate for our present operational requirements.

ITEM 3. LEGAL PROCEEDINGS

PHANUEL PURSUITS, LLC

Phanuel Pursuits, LLC had entered into option agreements pursuant to obtaining licenses to commercialize the Company's anti-herpes product in China and India. The Company allowed Phanuel to withdraw from their original China option, applying the option fees towards the India option. Phanuel owed unpaid sums to the Company under the remaining India Option Agreement including a specific payment due to purchase the Company's data they would need for submission to the Indian authorities for approval. Although the unpaid sums remained outstanding, Phanuel filed suit October 8, 2004 alleging the Company withheld the data and therefore breached the agreement. The suit has been dismissed on the merits from the trial court with the Court's granting of the Company's Motion for Summary Judgment. The Company dropped its Counterclaim against Phanuel, and Phanuel's Motion for New Trial has been denied. Because Phanuel failed to file a Notice of Appeal with the trial court within the permissible time period, this action is final.

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

CytoGenix filed a Declaratory Judgment action in February, 2004, to obtain a finding of nonliability with respect to two license agreements for single stranded DNA; one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. (AVGI), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February 23, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not make any findings of liability, nor assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $115,500. Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply. This CD earns interest at a rate of 3.4% annually.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the quarter ended December 31, 2005.

EXECUTIVE OFFICERS OF THE COMPANY AND OTHER KEY EMPLOYEES

     Set forth below are the names, ages (as of March 31, 2006) and titles of the persons currently serving as executive officers of the Company. All executive officers hold office until their successors are elected and qualified.





             NAME               AGE              TITLE
-----------------------------------------------------------------------------

Malcolm H
Skolnick........................70   Chief Executive Officer and President

Lawrence
Wunderlich......................47   Chief Financial Officer

Frank
Vazquez ........................65   Chief Operating Officer

Yin
Chen............................43   Vice President of Research & Development


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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our authorized capital stock consists of $300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 share of preferred stock, par value $0.001 per share. There were 125,377,370 share of common stock and no share of preferred stock outstanding as of March 16, 2006. Our common stock is traded on the OTC Bulletin Board under the ticker symbol CYGX.

The high and low bid prices for the Company's common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


Fiscal Year Ending December 31, 2004
Quarter 1                                                    $0.55         $0.94
Quarter 2                                                    $0.41         $0.80
Quarter 3                                                    $0.21         $0.45
Quarter 4                                                    $0.22         $0.81

Fiscal Year Ending December 31, 2005
Quarter 1                                                    $0.95         $0.43
Quarter 2                                                    $0.79         $0.46
Quarter 3                                                    $0.67         $0.34
Quarter 4                                                    $1.15         $0.44
================================================================================
Quarter 1 to March 31, 2006                                  $1.54         $0.72




STOCKHOLDERS

As of March 27, 2006 there were approximately 651 shareholders of record of our Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

CHANGES IN SECURITIES

All of our securities sold during 2005 have been either previously reported on our Form 10-Qs filed with the Securities and Exchange Commission or are described below.

On October 11, 2005 the Company issued 5,226,000 shares of common stock for an aggregate cash price of $1,306,500 (or $0.25per share) in a private placement to accredited investors pursuant to the exemption from registration provided by
Section 3(b) of the Securities Act of 1933 and Rule 504 thereunder.

On October 11, 2005 the Company issued 50,000 shares of common stock. Of these shares, 50,000 were issued to an employees of the Company for compensation for an aggregate price of $24,500 or an average of $0.49 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

The Company issued 5,248,000 shares of common stock for an aggregate cash price of $1,312,000 (or $0.25per share) in a private placement to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. The compensation for this stock was received in the 4th quarter of 2005.


(based on 25% of annual gross salary period) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

The Company issued 5,248,000 shares of common stock for a cash price of $1,312,000 (or $0.25per share) in a private placement to accredited investors pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering. The compensation for this stock was received in the 4th quarter of 2005.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

The following selected financial data should be read in conjunction with Item 7.
"Management's  Discussion  and  Analysis  or  Plan  of  Operation"  and  Item 8.
"Financial Statements."

                                                                  As of December 31,
                                           2005           2004           2003           2002           2001

Net Revenues
                                    $      --      $      --      $  (184,891)   $     1,700    $         875
Research and development              1,724,317        831,472
                                                                      454,433        187,040        2,207,736
General and administrative            1,495,454      1,434,893
                                                                    1,213,783      1,386,218        1,548,509
Consulting Expense                      290,000         60,926
                                                                      415,868        816,947             --
Depreciation                             25,391         38,125
                                                                       38,445         40,699           63,465
Other Income/Expense                      2,037
                                                                           40          9,905          345,588
                                     -----------    -----------    ------------- -------------  -------------
Net loss
                                     (3,533,125)    (2,365,376)    (2,317,225)    (2,427,204)      (4,164,423)

Weighted Average number of common
  shares outstanding  basic and
  diluted                           $     (0.03)   $     (0.02)   $     (0.03)   $     (0.04)   $       (0.11)

Balance sheet data:
   Cash and Cash equivalents          1,307,965        453,235        257,236           --           15,688
    Working capital                     226,930       (586,518)      (339,865)      (658,561)        72,997
   Total assets                       1,509,948        524,693        353,958        101,329        972,111
   Total Liabilities                  1,102,427      1,039,753        597,202        666,755        899,814
   Shareholders' equity                 407,525       (515,060)      (243,242)      (565,426)      (541,313)


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our plans, expectations, estimates and beliefs. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may," and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. We have based these forward-looking statements largely on our expectations. Forward-looking statements in this report include, but are not necessarily limited to, those relating to:

      o  our intention to introduce new products,

      o receipt of any required FDA or other regulatory approval for our products,

      o  our expectations about the markets for our products,

      o  acceptance of our products, when introduced, in the marketplace,

      o  our future capital needs, and

      o  success of our patent applications.


Forward-looking statements are subject to risks and uncertainties, certain of which are beyond our control. Actual results could differ materially from those anticipated as a result of the factors described in the "Risk Factors" and detailed in our other Securities and Exchange Commission filings, including among others:

      o  the effect of regulation by the FDA and other governmental agencies,

      o delays in obtaining, or our inability to obtain, approval by the FDA or other regulatory authorities for our products,

      o research and development efforts, including delays in developing, or the failure to develop, our products,

      o the development of competing or more effective products by other parties,

      o  the results of pre-clinical and clinical testing,

      o  uncertainty of market acceptance of our products,

      o problems that we may face in manufacturing, marketing, and distributing our products,

      o  our inability to raise additional capital when needed,

      o delays in the issuance of, or the failure to obtain, patents for certain of our products and technologies, and

      o  problems with important suppliers and business partners.

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire. Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the "Risk Factors" section and elsewhere in this report.

OVERVIEW

From our inception in 1995, we have devoted our resources primarily to fund our research and development efforts. We have been unprofitable since inception and, other than limited interest and grant revenue, we have had no material revenues from the sale of products or from other sources, and we do not expect material revenues for the foreseeable future. We expect to continue to incur losses for the foreseeable future as we continue to expand our research and development efforts and enter additional collaborative efforts. As of December 31, 2005, our accumulated equity was $407,521.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

For the year ended December 31, 2005, we reported a net loss of $3,533,125, or less than $0.03 per share, and no revenue as compared with a net loss of $2,365,376, or less than $0.02 per share, and no revenue for the twelve months ended December 31, 2004.

Research and Development Expenses. Research and development expenses increased to $1,724,317 for the twelve months ending December 31, 2005 compared to $831,472 for the same period in 2004 primarily due to hiring of additional R&D employees and increased research activity. Approximately $673,000 of the increase is a result of the increased staff and the remaining difference of 220,000 results from the increased activity cost of antibacterial and DNA vaccine research.

General and Administrative Expenses. General and administrative expenses increased to $1,495,454 for the twelve months ending December 31, 2005 compared to $1,434,893 for the same period in 2004. The increase is partially due to an increase in legal fees of $244,000 of which $199,000 is due primarily to increased patent attorney fees and litigation fees for the legal proceeding described in Part II, Item 3 above. An increase in staff along with increases in officer salaries contributed to an increase of $305,000 in payroll costs. These costs were offset by a decrease in third party investor relations and advertising fees of approximately $489,000.

Consulting Expenses. Consulting expenses increase to $290,000 for the twelve months ending December 31 2005 compared to $60,276 for the same period in 2004. This increase is primarily attributed to a one year consulting contract where Cytogenix engaged a firm to consult on various financial business matters.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $25,391 for the twelve months ending December 31, 2005 compared to $38,125 for the same period in 2004 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2005.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through equity sales totaling $11,000,000, and from grants and contract research funding of $200,000 from various sources. We expect to continue to incur losses as we continue and expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2006, we expect our expenditures for operations, including our collaborative efforts, and our GMP facilities to be approximately $6 to $7 million. The increase compared to 2005 expenditures is expected to result from the purchase of additional building for synthetic DNA manufacturing coupled with additional production staff and expansion of preclinical product development efforts. However, if need be in 2006, we could reduce our expenditures because the vast majority of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2006.


Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to where FDA approval for human sales is received, our business strategy is to develop our products to initial Phase III human clinical trials and look for third parties to fund completion of development of the product and market the product through strategic partnerships, license agreements or other relationships. We also look for collaborative and other efforts utilize other technology to increase shareholder value. We currently use this strategy to limit the potential cost we would incur in developing a product. Our expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial results and research results Because of the various factors noted above and the expectation that, until we establish revenue sources, we will license to, or jointly develop our prospective products with, strategic partners, we review, at least annually, each research program and clinical trial, based on results and progress during the prior year and estimate our needs for that program or trial for the coming year, making adjustments based on the progress of the program during the year. We do not set long-term development budgets or development schedules for bringing our products to market or track our research costs on a product basis.


Our cash, cash equivalents were $1,307,965 at December 31, 2005, compared with $453,235 at December 31, 2004. The increase of $854,730 was due primarily to net proceeds from a private placement of 6,538,000 shares of its common stock at $.25 per share. The sale closed December 31, 2005. The securities were sold in a private placement to accredited investors pursuant to the exemption from registration provided by Section 4(a) of the Securities Act of 1933.



We do not expect any material revenues in 2006 from our business activities. To fund our operations in 2006 and beyond we will need to raise additional capital.
We will continue to look for opportunities to finance our ongoing activities and operations through accessing corporate partners or the public equity markets, as we currently have no credit facility, nor do we intend to seek one.


CONTRACTUAL PAYMENT OBLIGATIONS

The Company's off-balance sheet arrangements are limited to rents on its primary facility. These off-balance sheet arrangements are expensed as incurred. A summary of our contractual commitments and obligations as of December 31, 2005 is as follows:

                                                    PAYMENTS DUE BY PERIOD

CONTRACTUAL                                                                              2008 AND
OBLIGATION                  TOTAL          2005            2006            2007           BEYOND

GE Healthcare Contract  $  4,300,000   $     -        $   350,000     $   750,000    $  3,200,000
Operating leases        $    355,494   $   72,158     $    74,144     $    74,806    $    134,386


Our future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term, including, without limitation, the progress of our research and development programs, the progress of our pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, our ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of our products. Our cash requirements are expected to continue to increase each year as we expand our activities and operations. There can be no assurance, however, that we will ever be able to generate product revenues or achieve or sustain profitability.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 1 of Notes to Financial Statements included under Part II, Item 8.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to valuation of investments, long-lived assets, and revenue recognition. We base our estimates on historical experience and on various other assumptions. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies and the related judgments and estimates affect the preparation of our financial statements.


Long-Lived Asset Impairment
We regularly evaluate long-lived assets and certain identified intangible assets for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which requires us to review our long-lived assets and certain identifiable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable and exceeds its fair value. Recoverability is assessed utilizing an un-discounted cash flow analysis and if less then the carrying value is compared to the fair value for assessing impairment. Based on this analysis, we did not recognize an impairment on long-lived assets during the year ended December 31, 2005. If circumstances related to our long-lived assets change, we may record an impairment charge in the future.

RISKS RELATED TO SHARE OWNERSHIP

Our right to issue preferred stock and, our classified Board of Directors may delay a takeover attempt and prevent or frustrate any attempt to replace or remove the then current management of the Company by shareholders.

Our authorized capital consists of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock. Our board of directors, without any further vote by the shareholders, has the authority to issue preferred shares and to determine the price, preferences, rights and restrictions, including voting and dividend rights, of these shares. The rights of the holders of shares of common stock may be affected by the rights of holders of any preferred shares that our board of directors may issue in the future. For example, our board of directors may allow the issuance of preferred shares with more voting rights, higher dividend payments or more favorable rights upon dissolution, than the shares of common stock or special rights to elect directors.

In addition, we have a "classified" board of directors, which means that only one-third of our directors are eligible for election each year. Therefore, if shareholders wish to change the composition of our Board of Directors, it could take at least two years to remove a majority of the existing directors or three years to change all directors. Having a classified board of directors may, in some cases, delay mergers, tender offers or other possible transactions which may be favored by some or a majority of our shareholders and may delay or frustrate action by shareholders to change the then current Board of Directors and management.

Our stock price is volatile and may fluctuate due to factors beyond our control.

Historically, the market price of our stock has been highly volatile as reflected in the table in Part II, Item 5 of this report. The following types of announcements could have a significant impact on the price of our common stock: positive or negative results of testing and clinical trials by ourselves or competitors; delays in entering into corporate partnerships; technological innovations or commercial product introductions by ourselves or competitors; changes in government regulations; developments concerning proprietary rights, including patents and litigation matters; public concern relating to the commercial value or safety of any of our products; financing or other corporate transactions; or general stock market conditions.

Further, the stock market experiences significant price and volume fluctuations. These fluctuations have particularly affected the market prices of equity securities of many biopharmaceutical companies that are not yet profitable. Often, the effect on the price of such securities is unrelated or disproportionate to the operating performance of such companies. These broad market fluctuations may adversely affect the ability of a shareholder to dispose of his or her shares at a price equal to or above the price at which the shares were purchased.

The significant number of our shares of Common Stock eligible for future sale may cause the price of our common stock to fall.

We have outstanding 124,460,970 shares of common stock as of December 31, 2005 and all are or will be after the date of issuance eligible for sale under Rule 144 or are otherwise freely tradeable.

Our employees have been granted options to buy a total of 35,004,000 shares of common stock as of December 31, 2005. The options granted have exercise prices between $.185 to $1.01 per share. The issuance of the shares of common stock to be issued upon exercise of these options, has not been registered as December 31, 2005


We may issue options to purchase up to an additional 996,000 shares of common stock at December 31, 2005 under our stock option plans.

Sales of substantial amounts of shares into the public market could lower the market price of our common stock.

We do not expect to pay dividends in the foreseeable future.

We have never paid dividends on our shares of common stock and do not intend to pay dividends in the foreseeable future. Therefore, you should only invest in our common stock with the expectation of realizing a return through capital appreciation on your investment. You should not invest in our common stock if you are seeking dividend income.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

As of December 31, 2005 have a restricted long-term CD investment per the litigation matter discussed in Note 8 to the financial statements. . Pending appeal of this case Cytogenix has established a long-term CD in the amount of $115,500 to comply. This CD earns interest at a rate of 3.4% annually.

ITEM 8.  FINANCIAL STATEMENTS
-----------------------------

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors
 CytoGenix, Inc.
 A Development Stage Company
 Houston, Texas

We have audited the accompanying balance sheet of CytoGenix, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years then ended and the period from February 10, 1995 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period February 10, 1995 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period February 10, 1995 (inception) through December 31, 2002, include total revenues and net loss of $2,575 and $14,842,328, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period February 10, 1995 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the two years then ended and the period from February 10, 1995 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's recurring losses from operations and the need to raise additional financing in order to satisfy its vendors and other creditors and execute its Business Plan raise substantial doubt about its ability to continue as a going concern. Management's plans as to these matters are also described in Note 2. The 2005 financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Lopez, Blevins, Bork & Associates, LLP
-------------------------------------------
Lopez, Blevins, Bork & Associates, LLP
Houston, Texas
March 31, 2006



                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY
                                 Balance Sheets

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                        2005                 2004
                                                                                 -------------------   ------------------

ASSETS

CURRENT ASSETS:
                                                                                                       $
     Cash                                                                        $        1,307,965               453,235

     Prepaid Expense                                                                         21,392                     -
                                                                                 -------------------   ------------------
                                                                                 -------------------   ------------------
           Total current assets                                                           1,329,357
                                                                                                                  453,235

Property and Equipment, net of $166,789 and $151,6490 accumulated
                                                                                 $                     $
     Depreciation for December 31, 2005 and December 31, 2004 respectively                   56,287                65,059

Deposits                                                                                      6,399                 6,399

Long-term investment - Restricted                                                           117,905                     -
                                                                                 -------------------   ------------------
           Total assets                                                          $        1,509,948    $
                                                                                                                  524,693
                                                                                 ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                             $          258,495    $         237,833
     Accrued expenses                                                                       843,932              801,920
                                                                                 -------------------   ------------------
           Total current liabilities                                                      1,102,427            1,039,753

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 50,000,000 shares authorized,
       no shares issued and outstanding                                                           -                    -
    Common stock, $.001 par value; 300,000,000 shares authorized,
       124,460,970 and 109,204,339 shares issued and outstanding as of
       December 31, 2005 and December 31, 2004, respectively                                124,461              109,204

    Common stock, $.001 par value;  300,000,000  shares authorized,
       124,460,970 and 109,204,339 shares issued and outstanding as of
       December 31, 2005 and December 31, 2004, respectively                                124,461              109,204
    Additional paid-in capital                                                           23,971,086           19,530,637
    Treasury stock                                                                         (629,972)            (629,972)
    Deficit accumulated during the development stage                                    (23,058,054)         (19,524,929)
                                                                                 -------------------   ------------------
           Total stockholders' equity (deficit)                                             407,521             (515,060)
                                                                                 -------------------   ------------------

           Total liabilities and stockholders' equity (deficit)                  $        1,509,948    $         524,693
                                                                                 ===================   ==================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY
                            Statement of Operations



                                                                                            February 10, 1995
                                           YEAR ENDED       YEAR ENDED       YEAR ENDED    (Inception)Through
                                                2005              2004            2003       December 31,2005
                                           -------------    -------------    -------------    -------------


REVENUES                                   $        --      $        --      $      80,000    $      82,575


Cost of Revenues                                    --               --            264,893          264,893
                                           -------------    -------------    -------------    -------------


Gross Margin                                        --               --           (184,893)        (182,318)


Costs and Expenses:
    Research and development                   1,724,317          831,472          454,433        7,806,188
    General and administrative                 1,495,454        1,434,893        1,214,023       12,920,913
      Consulting Expense                         290,000           60,926          415,869        1,518,481
    Depreciation and amortization                 25,391           38,125           38,445          269,593
    Impairment expense                              --               --               --            345,588
    Equity in losses of joint venture               --               --               --             10,000
                                           -------------    -------------    -------------    -------------

Loss From Operations                          (3,535,162)      (2,365,416)      (2,307,663)     (23,053,081)


Other Income:
    Gain on sale of security                        --               --               --                881

      Interest Income                              2,405               40              243            2,686
      Loss on disposal of property of
         equipment                                  (368)            --             (9,805)         (10,173)
    Dividend income                                 --               --               --              1,633
                                           -------------    -------------    -------------    -------------
                                           $  (3,533,125)   $  (2,365,376)   $  (2,317,225)   $ (23,058,054)
Net Loss                                   =============    =============    =============    =============


Net loss per share:
    Basic and diluted net loss per share   $        (.03)   $        (.02)   $        (.03)
                                           =============    =============    =============


Weighed average shares outstanding:
    Basic and diluted                        114,181,072      101,817,083       81,413,585
                                           =============    =============    =============



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                   Statement of Stockholders' Equity (Deficit)

                                                                         Additiona                                          Total
                                                  Common Stock           Paid in            Treasury    Retained        Stockholders
                                                                         Capital            Stock        Deficit          Deficit
                                          ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, December 31, 2002                 61,045,611         61,046     14,845,828        (629,972)    (14,842,328)       (565,426)

Shares issued for cash, net fundraising    31,662,784         31,663      1,289,686            --              --         1,321,349
Shares issued for services                  4,295,315          4,295        729,056            --              --           733,351
Shares issued for debt                        121,284            121         95,693            --              --            95,814
Shares issued for exercised warrants        1,599,999          1,600        222,400            --              --           224,000
Share rights issued as revenue incentive         --             --          264,893            --              --           264,893
Net loss                                         --             --             --              --        (2,317,225)     (2,317,225)
                                         ------------   ------------   ------------    ------------    ------------    ------------

BALANCE, December 31, 2003                 98,724,993         98,725     17,447,556        (629,972)    (17,159,553)       (243,244)

Shares issued for cash, net fundraising     8,715,191          8,715      1,542,886            --              --         1,551,601
Shares issued for services                    482,032            482           --              --           163,242
                                                                                                                            162,760
Shares issued for debt                         39,267             39         31,250            --              --            31,289
Shares issued for exercised warrants        1,242,856          1,243        346,185            --              --           347,428
Net loss                                         --             --             --              --        (2,365,376)     (2,365,376)
                                         ------------   ------------   ------------    ------------    ------------    ------------




                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                   Statement of Stockholders' Equity (Deficit)



BALANCE, December 31, 2004                 109,204,339   $    109,204   $ 19,530,637   $   (629,972)   $(19,524,929)   $   (515,060)

Shares issued for cash, net fundraising     13,928,967         13,929      3,571,151           --              --         3,585,080
Shares issued for debt                         647,701            648           --             --           542,126
                                                                                                                            541,478
Shares issued for services                     679,963            680           --             --           328,500
                                                                                                                            327,820
Net loss                                          --             --             --             --        (3,533,125)     (3,533,125)
                                          ------------   ------------   ------------   ------------    ------------    ------------

BALANCE, December 31, 2005                 124,460,970   $    124,461   $ 23,971,086   $   (629,972)   $(23,058,054)   $    407,521
                                          ============   ============   ============   ============    ============    ============














See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements




                                CYTOGENIX, INC.
                          A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   February 10, 1995
                                                                                                  (Inception)Through
                                                          2005            2004            2003      December 31,2005
                                                     ------------    ------------    ------------    ------------

OPERATING ACTIVITIES:
   Net loss                                            $ (3,533,125)   $ (2,365,376)   $ (2,317,225)   $(23,058,054)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                          25,391          38,128          38,445         266,218
      Impairment expense                                       --              --              --           345,588
          Loss on disposal of property & equipment              368            --             9,805          10,173
          Gain on long term investments - restricted
                                                                                             (2,405)         (2,405)
      Stock issued for services                             328,500         163,242         733,351       7,470,978
      Stock option expense                                     --              --           264,891
                                                                                                          2,062,193
      Equity in losses of joint venture                        --              --              --
                                                                                                             10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                   (21,392)         20,374         (12,160)
                                                                                                            (21,392)
              Deposits                                         --              --            (6,399)         (6,399)
         Accounts payable & accrued expenses                604,800         473,839          31,263       1,907,646
                                                       ------------    ------------    ------------    ------------
Net cash used in operating activities                    (2,597,863)     (1,669,793)     (1,258,029)   (11,015,454)
                                                       ------------    ------------    ------------    (11,015,454)


INVESTING ACTIVITIES:
   Purchase of property and equipment                       (16,987)        (12,964)        (45,358)       (303,266)
   Issue note receivable                                       --              --              --           (25,100)
     Investment in long-term CD
                                                           (115,500)           --              --          (115,500)
   Investment in joint venture                                 --              --
                                                                       ------------    ------------    ------------
                                                                                                            (10,000)
Net cash provided by used in investing activities          (134,487)        (12,964)        (45,358)    (453,866)
                                                                       ------------    ------------    ------------


FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                 --              --              --           250,000
   Payments on notes payable                                   --              --              --          (250,000)
   Treasury shares sold                                        --              --              --         1,290,568
   Purchase of treasury shares                                 --              --              --           (60,000)
   Buyback of stock warrants                                   --              (571)           --              (571)
   Sale of common stock, net fundraising                  3,585,080       1,551,601       1,321,349      10,597,789
   Sale of common stock for exercised warrants                 --           348,000         224,000         796,999
   Loans from related parties, net                             --              --            (5,000)           --
   Contributions to capital                                    --              --              --           152,500
                                                       ------------    ------------    ------------    ------------
Net cash provided by financing activities                 3,585,080       1,899,030       1,540,349      12,777,285
                                                       ------------    ------------    ------------    ------------
NET CHANGE IN CASH                                          854,730         216,273         236,962
                                                                                                          1,307,965
CASH, beginning of period                                   453,235         236,962            --
                                                                       ------------    ------------    ------------
                                                                                                       ------------
CASH, end of period                                    $  1,307,965    $    453,235    $    236,962    $  1,307,965
                                                       ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                       $       --      $       --      $       --      $       --
                                                       ============    ============    ============    ============
                                                                                                       ------------
   Income taxes paid                                   $       --      $       --      $       --      $       --
                                                       ============    ============    ============    ============

NONCASH TRANSACTIONS:
   Common stock issued for debt                        $    542,126    $     31,289    $     95,814    $    805,219
   Received treasury stock for note receivable                 --              --              --            25,100
   Common stock issued for patent                              --              --              --           375,000


SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS



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

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United State of America.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less. For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Revenue Recognition

CytoGenix's revenues are derived from selling research kits. CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

Property and Equipment

Property and equipment is recorded at cost and depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations.

Impairment of Long-lived Assets

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


Research and Development

Internal research and development costs are expensed as incurred. Research and development costs include salaries and personnel-related costs, supplies and materials, facility costs, depreciation of facility property, and outside services required to conduct the preclinical development.

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

In May 2005 the FASB issued FAS 154 which establishes retrospective applications as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. FAS154 also provides guidance for determining whether retrospective application of ca change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. FAS 154 is effective in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of FAS 154 to significantly affect its financial condition or results of operations.

NOTE 2 - GOING CONCERN

CytoGenix has had negligible revenues since inception and none in the last two year, has incurred losses totaling $23,058,054 from inception through December 31, 2005. Because of these conditions, CytoGenix will require additional working capital to develop business operations. CytoGenix intends to raise additional working capital either through private placements, public offerings and/or bank financing.

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

NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2005 and December 31, 2004 respectively:


      Lab equipment                     5 years       $  104,635     $  114,514
      Office Furniture & Fixtures       3-7 years         57,759         56,461
      Office Equipment                  3-7 years         57,518         45,733
      Leasehold Improvements            Lease Term         3,167              -
      Less: accumulated depreciation                    (166,789)      (151,649)
                                                      ----------     ----------
      Net book value                                 $    56,287    $    65,059
                                                     ===========    ===========

Depreciation expense totaled $25,391, $38,125, and $38,445 for 2005, 2004, and 2003 respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses mainly consists of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll taxes as of December 31, 2005 and 2004 was $207,154 and $207,154, respectively. Accrued bonus compensation per employment agreements was $395,946 as of December 31, 2005.

NOTE 5 - COMMON STOCK ISSUANCES

CytoGenix common stock issuances since inception have been as follows:

 STOCK ISSUED FOR SERVICES:

                         Year                     Shares             Amount
                         ----                 ------------        -------------
                         1995                    4,584,500         $     47,383
                         1996                      500,000              375,000
                         1997                    3,687,425              691,392
                         1998                    3,601,021            2,820,826
                         1999                      544,348              468,322
                         2000                      546,171              491,473
                         2001                    1,780,009              334,742
                         2002                     3,162,535           1,016,747
                                              -------------        ------------
                         Sub-total              18,406,009            6,245,885
                         2003                    4,295,315              733,351
                         2004                      482,032              163,242
                         2005                      679,963              328,500

STOCK ISSUED FOR CASH:
                         Year                     Shares             Amount
                         ----                 ------------        -------------
                         1995                      110,000         $     21,000
                         1997                      825,974              129,132
                         1998                    2,964,000              593,800
                         1999                      317,220              130,026
                         2000                    1,268,989              610,800
                         2001                   14,496,853            1,283,958
                         2002                    12,992,411           1,596,043
                                              -------------         -----------
                         Sub-total              32,975,447            4,364,759
                         2003l                  31,662,784            1,321,349
                         2004                    8,715,191            1,551,601
                         2005                   13,928,967            3,585,080

In 2006, restricted common stock sold for cash was consistently sold through private placement memorandums at a discount. The difference between the selling price and the fair market value on the date sold was approximately $6,645,275 for the year.

STOCK ISSUED FOR DEBT:

In 2005, 647,701 shares were issued for debt totaling $542,126. In 2004, 39,267 shares were issued for debt totaling $31,289.

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


NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2005, CytoGenix has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $800,000. The cumulative net operating loss carry-forward is approximately $10,500,000 at December 31, 2005, and will expire in the years 2010 through 2025.

Deferred income taxes consist of the following at December 31, 2005:

               Long-term:
               Deferred tax assets              $      3,550,000
               Valuation allowance                    (3,550,000)
                                                ----------------
                                                $              -
                                                ================


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009. Rent expense was $66,455 and $68,407 for 2005 and 2004, respectively. Monthly rent payments are as follows:

                                     Period               Rent per Month
             ------------------------------------------- ------------------
             December 1, 2003 - March 30, 2004           $              0
             April 1, 2004 - September 30, 2004                     2,979
             October 1, 2004 - September 30, 2005                   5,958
             October 1, 2005 - September 30, 2007                   6,179
             October 1, 2007 - September 30, 2009                   6,399

Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009. As of December 31, 2005 $32,656 of deferred rent has been recorded.

CytoGenix has entered into Sponsored Research Agreements (SRA) with several Universities. The Universities do research for CytoGenix related to CytoGenix's proprietary technology. As work progresses, the Universities invoice CytoGenix for reimbursement of expenses related to the research. The SRA's have established budgets. As of December 31, 2005, unbilled amounts under the SRA's totaled approximately $0.

Per the employment agreements of the CEO, COO, CFO, Chief Scientist and Lab Manager a severance pay obligation for early termination "without cause" provides for (a) lump sum cash payment within 10 of termination an amount equal to the employees base salary for the balance of the year of termination; a prorata portion of the incentive bonus, if any, earned plus unreimbursed expenses accruing to the date of termination. In addition the CEO, COO, and CFO agreement stipulate a lump sum cash payment equal to the employee's annual base salary should be paid upon termination. The cash obligation if all of the employee under this arrangement were to be termination on 1/1/06 could result in a cash outflow of approximately $1.063 million.

The Company has entered an agreement with GE Healthcare Bio-Sciences Corp whereas GEHC will provide the Company with DNA production reagents for use in the manufacture of vaccines and therapeutic compounds. The Company has committed under this agreement to spending $350,000 for the year ended December 31, 2006 with the option to purchase $750,000 in 2007, $1,200,000 in 2008, and $2,000,000
in 2009.



Litigation

Phanuel Pursuits, LLC v. CytoGenix, Inc.

Phanuel Pursuits, LLC had entered into option agreements pursuant to obtaining licenses to commercialize the Company's anti-herpes product in China and India. The Company allowed Phanuel to withdraw from their original China option, applying the option fees towards the India option. Phanuel owed unpaid sums to the Company under the remaining India Option Agreement including a specific payment due to purchase the Company's data they would need for submission to the Indian authorities for approval. Although the unpaid sums remained outstanding, Phanuel filed suit October 8, 2004 alleging the Company withheld the data and therefore breached the agreement. The suit has been dismissed on the merits from the trial court with the Court's granting of the Company's Motion for Summary Judgment. The Company dropped itsCounterclaim against Phanuel, and Phanuel's Motion for New Trial has been denied. Because Phanuel failed to file a Notice of Appeal with the trial court within the permissible time period, this action is final.



William B. Waldroff and Applied Veterinary Genomics, Inc. v. CytoGenix, Inc.

CytoGenix filed a Declaratory Judgment action in February, 2004, to obtain a finding of nonliability with respect to two old license agreements for single stranded DNA; one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. (AVGI), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not make any findings of liability, nor assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $110,000. After receiving the trial transcript, the Company has appealed the court's judgment and has filed the record and appellant's brief in the Court of Civil Appeals.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------


Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, President, and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934 as of December 31, 2005. Based on that review, the Chief Executive Officer, President, and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Internal Controls and Procedures

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Except for the information relating to Executive Officers of the Registrant, which is included in Part 1, Item 4 of this Report, the information required by
Item 10 of Form 10-K is incorporated herein by reference to the definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on May 24, 2006 (the "Proxy Statement").

The Company has not adopted a Code of Ethics that applies to the Company's principal executive officers, the principal financial officer, the principal accounting officer or the controller. No Code of Ethics has been adopted because the Company and the board of directors chose to devote its working capital to the Company's research and development projects instead of reducing to writing standards designed to deter wrongdoing and promote honest and ethical conduct. The Board of Directors believes that the Company's very small size and the limited number of personnel who are responsible for its operations make a formal Code of Ethics unnecessary.




ITEM 11. EXECUTIVE COMPENSATION.


The information required by Item 11 of Form 10-K is incorporated by reference to the Company's Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED STOCKHOLDER MATTERS.


The information required by Item 12 of Form 10-K is incorporated herein by reference to the Company's Proxy Statement.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


None.


ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.


The information required by Item 15 of Form 10-K is incorporated by reference to the Company's Proxy Statement.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A) (1) and (2)  Financial  Statements  and  Financial  Statement  Schedules See
"Index to Consolidated Financial Statements" on page F-1

 (A) (3) EXHIBITS

    EXHIBIT
    NUMBER                                                    DESCRIPTION
----------------                  ---------------------------------------------------------------------
     3.1*                    --   Articles of Incorporation of Cryogenic Solutions, Inc.
                                  (incorporated  by  reference to exhibit 3.1 to
                                  the  registrant's  registration  statement  on
                                  Form 10-SB,  as amended (File No.  000-26807),
                                  filed   with   the   Securities   &   Exchange
                                  Commission  initially  on July 23,  1999  (the
                                  "Form 10-SB"))

     3.2*                    --   Certificate of Amendment dated November 1, 1995 of Articles of
                                  Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.2 of the Form 10-SB).

     3.3*                    --   Certificate of Amendment dated January 13, 2000 of Articles of
                                  Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

     3.5                          Certificate of Amendment dated April 6, 2004 of Articles of
                                  Incorporation of CytoGenix, Inc.
     3.4*                    --   Bylaws of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.4 of the Form 10-SB)

    10.1*                    --   Employment Agreement dated September 1, 1999 between Cryogenic
                                  Solutions, Inc. and Malcolm H. Skolnick (incorporated by reference to exhibit 10.2 of the Form 10-SB).

    10.2*                    --   License Agreement dated February 3, 2000, between
                                  CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB)

    10.3*                    --   Technology Transfer Agreement dated June 26, 1998 between Cryogenic
                                  Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)



    10.4*                    --   Employment Agreement dated February 1, 2000 between CytoGenix, Inc.
                                  and Lawrence Wunderlich (incorporated by reference to exhibit 10.5 of the Form 10-SB).

    10.5*                    --   Sponsored Research Agreement between CytoGenix, Inc. and Baylor
                                  College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 10.7 of the Form 10-SB).

    10.6*                    --   Loan Agreement dated April 6, 2001, between CytoGenix, Inc. and
                                  HEMPCO.

    10.7*                    --   Consulting Agreement dated February 15, 2001 between Cryogenic
                                 Solutions, Inc. and Mike Skillern.

    10.8*                    --   Consulting Agreement dated October 27, 2001 between CytoGenix, Inc.
                                  and Origenesis, LLC.

    10.9*                    --   Consulting Agreement between CytoGenix, Inc. and EuroTrade
                                  Financial, Inc. as of March 19, 2002
    10.10*                   --   Stock Option  Plan (incorporated by reference to Annex III of the definitive proxy statement on schedule 14A filed with the
                                  Securities and Exchange Commission on December 23, 2003.
    10.11*                   --   Stock Option Plan(incorporated by reference to Annex I of the definitive proxy statement on schedule 14A filed with the
                                  Securities and Exchange Commission on
                                  June 17, 2005
    10.12*                   --   Supply Agreement dated March 22, 2006, between Cytogenix, Inc. and
                                  GE Healthcare
                                  Bio-Science Corporation (incorporated by reference to Exhibit 10 to the registrant's current report on Form 8-K filed with the
                                  Securities and Exchange Commission on March 28, 2006.
    16.1*                    --   Letter re: change in certifying accountant (incorporated by reference to exhibit 16 to the registrant's Current Report on Form
                                  8-K/A filed with the Securities & Exchange Commission on February
                                  21,2002).
    31.1                     --   Certifications of Principal Executive Officer pursuant to Rule 13a-14(a)
                                   of the Securities Exchange Act of 1934, the "Act".
    31.2                     --   Certifications of Principal  Financial Officer pursuant to Rule
                                  13a-14(a) of the Act
    32.1                     --   Certifications of Principal  Executive Officer pursuant to 18
                                  U.S.C. Section 1350.
    32.2                     --   Certifications of Principal  Financial Officer pursuant to 18
                                  U.S.C. Section 1350.

----------------------
         *Incorporated by reference as indicated.

         (b) Reports on Form 8-K.

         None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  CYTOGENIX, INC.

                              By: /s/ Malcolm Skolnick
                                  --------------------------------------------
                                   MALCOLM SKOLNICK, PH.D.
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
Date: April 17, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Date: April 17, 2006         By: /s/ Malcolm Skolnick
                                  --------------------------------------------
                                  MALCOLM SKOLNICK, PH.D.
                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                  (PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date: April 17, 2006           By: /s/ Raymond L. Ocamp0, Jr.
                                   --------------------------
                                   RAYMOND L.OCAMPO, JR.
                                   DIRECTOR


Date: April 17, 2006           By:  /s/ Frank Vazquez
                                    -------------------------
                                   FRANK VAZQUEZ
                                   DIRECTOR, EXECUTIVE VP



Date: April 17, 2006          By:  /s/ Scott E. Parazynski
                                   --------------------------
                                   SCOTT E. PARAZYNSKI
                                   DIRECTOR



Date: April 17, 2006          By:  /s/ Cy A. Stein
                                   --------------------------
                                   CY A. STEIN
                                   DIRECTOR


Date: April 17, 2006          By:  /s/ John J. Rossi
                                   --------------------------
                                   JOHN J. ROSSI
                                   DIRECTOR


Date: April 17, 2006          By:  /s/ Lawrence Wunderlich
                                  ---------------------------
                                   LAWRENCE WUNDERLICH
                                   CHIEF FINANCIAL OFFICER, CONTROLLER AND
                                   DIRECTOR (PRINCIPAL FINANCIAL AND
                                   ACCOUNTING OFFICER AND DIRECTOR)

EXHIBIT 31.1

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Malcolm Skolnick, President and Chief Executive Officer certify that:

2. I have reviewed this annual report on Form 10-K of CytoGenix, Inc.;

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

Date: April 17, 2006

/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO
(PRINCIPAL EXECUTIVE OFFICER)

EXHIBIT 31.2
                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


I, Lawrence Wunderlich, Chief Financial Officer certify that:

1. I have reviewed this annual report on Form 10-K of CytoGenix, Inc.;

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

Date: April 17, 2006

/s/ Lawrence Wunderlich
------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT 32


                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of CytoGenix, Inc. (the "Company") on Form 1O-K for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Annual Report of CytoGenix, Inc. on form 10-K for the year ended December 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Annual Report of CytoGenix, Inc. on Form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER
APRIL 17, 2006

                                CERTIFICATION OF
               CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Annual Report of CytoGenix, Inc. (the "Company") on Form 1O-K for the year ending December 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Lawrence
Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Annual Report of CytoGenix, Inc. on form 10-K for the year ended December 31, 2005 fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in such Annual Report of CytoGenix, Inc. on form 10-K fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
APRIL 17, 2006