Form 10-K/A
period 2005-12-31
CYTOGENIX INC
filed 2006-04-21
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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
     (State or other jurisdiction of incorporation   (I.R.S. Employer
                    or organization)                   Identification No.)

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

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securties Act. Yes ? No |X| Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ? No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

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

                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of CytoGenix, Inc. (the "Company") for the fiscal year ended December 31, 2005 is the result of mistakes made by the Company in converting its annual report on Form 10-K to edgar format for filing with the Securities and Exchange Commission and not including changes to the edgar filing version, including exhibits, the Company intended.

The Company is filing this Amendment No. 1 to Annual Report on Form 10-K (the "Amendment") to provide amend Item 1. Business, Item 1A. Risk Factors, Item 2. Properties, Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, Item 6. Selected Financial Data, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, Item 8. Financial Statements, Item 9B. Other Information, Item 10. Directors and Executive Officers of the Registrant and Item 15. Exhibits and Financial Statement Schedules . Items 1, 1A, 2, 5, 6, 7, 7A, 8, 9B, 10 and 15 are presented herein in their entirety as amended, in accordance with Rule 12b-15 of the Securities Exchange Act of 1934. No other information in the original report is being amended by the Amendment and the Company has not updated disclosures in this Amendment to reflect any event subsequent to the Company's filing of the original report.

                                     PART I

ITEM 1.  BUSINESS

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

The Company was formed in 1995 as a biomedical research and development company. The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000. Equity funding has been the only source of operational, research and commercialization working capital since the Company's inception. The Company made a transition to research and development of its present technologies in 1998. Since then we have dedicated ourselves to engineering DNA-based molecules for therapeutic and drug target identification purposes. Our expertise in nucleic acid technology enables us to focus on the development of new types of nucleic acid-based therapeutics. Our proprietary technology has been designed to express single stranded DNA inside target cells of living organisms to induce synthetic DNA mimetic constructs into the target cells and thereby either silence selected genes or express proteins that can act as antigens to stimulate the immune system.

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

Pre-clinical toxicology studies are being designed and will enable the filing of
an   Investigational   New  Drug  (IND)   application   with  the  Food  &  Drug
Administration (FDA) in 2008.

CY401 targets multi-drug resistant bacteria including methicillin-resistant staphylococcus aureus (MRSA). Recently, MRSA strains that had previously been confined to hospitals are now appearing in the community. Clinicians are encountering difficulty in treating MRSA infections, and CY401 is anticipated to be a leading product in a new class of antibacterial compounds. Studies conducted in cell culture indicate that CY401 has potent killing capability even against the most resistant bacterial pathogens such as MRSA. Animal testing has confirmed this and CytoGenix is preparing to conduct the required safety and toxicology studies to support the filing of an IND in 2008.

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

     o We intend to independently develop oligonucleotide mediated therapeutic applications in several disease areas.
     o We will pursue partnerships with other pharmaceutical or biotechnology companies to develop DNA expression-based therapeutics.
     o We will seek to maintain and expand our patent portfolio and proprietary technology. We aggressively o pursue patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and gene target validation.
     o We intend to leverage our ligonucleotide expertise through licensing, process development and pilot manufacturing. We believe that we have established one of the leading nucleic acid chemistry groups that can provide medicinal chemistry, process development and manufacturing to others in need of this expertise. We believe that we will be able to capitalize on our continuing investment in oligonucleotide and nucleic acid technology by entering into licensing, process development and pilot manufacturing arrangements with collaborators to generate revenues, while retaining this capability for our own drug development.

COLLABORATIVE AGREEMENTS

PARTNERSHIPS


The Company currently has several industry and government agency partnerships and is actively seeking out-licensing opportunities in the application of our core technologies to promote the development of new therapeutic products in the fields of infectious diseases, inflammation and cancer. CytoGenix is also seeking partnerships in the development of products in the areas of animal health and agriculture. Our cell-free method for the cGMP production of therapeutic-grade DNA is also available for licensing. Our current partners include:

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

RESEARCH AND DEVELOPMENT

The Company expensed $1,724,317, and $831,472 on research and development activities during the years ended December 31, 2005, and 2004, respectively. Research and development (R&D) expenses include related salaries, contractor fees, materials, utilities. R&D expenses consist of independent R&D costs and costs associated with collaborative development arrangements. In addition, the Company funded R&D at other companies and research institutions under agreements. Research and development costs are expensed as incurred.

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

We incurred a net loss of approximately $3.53 million in 2005 and approximately $2.37 million in 2004. As of December 31, 2005, our total shareholder's equity was $407,521. Our losses have resulted principally from expenses incurred in research and development of our technology and products, general and administrative expenses that we have incurred while building our business infrastructure. We expect to continue to incur significant operating losses in the future as we continue our research and development efforts and seek to obtain regulatory approval of our products. Our ability to achieve profitability depends on our ability to raise additional capital, complete development of our products, obtain regulatory approvals and market our products. It is uncertain when, if ever, we will become profitable.

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

The Board of Directors has approved for our employees, options to buy a total of 35,004,000 shares of common stock as of December 31, 2005. These options have exercise prices between $0.185 to $1.01 per share. The shares of common stock to be issued upon exercise of these options, have not been registered as of December 31, 2005. No options have been granted as of April 17, 2006.

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

ITEM 2.  PROPERTIES
-------------------

The Company's corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042. The Company has occupied approximately 6,000 square feet of executive office and laboratory space since December 2003. The facility is in new condition and is adequate for the Company's current operations. Rent on the facility averages to be $5,701 per month with a lease term ending September 2009. We believe our facilities are suitable and adequate for our present operational requirements.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 share of preferred stock, par value $0.001 per share. There were 125,377,370 share of common stock and no share of preferred stock outstanding as of March 16, 2006. Our common stock is traded on the OTC Bulletin Board under the ticker symbol CYGX.

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

On October 11, 2005 the Company issued 500,000 shares of common stock for financial advisory services provided in the third quarter to the providers of those services and their respective designated affiliates pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

On October 11, 2005 the Company issued 5,226,000 shares of common stock for a cash price of $1,306,500 (or $0.25per share) in a private placement to accredited investors pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 and Rule 506 thereunder.

On October 11, 2005 the Company issued 50,000 shares of common stock to an employee of the Company, Frederic Kendirgi, for compensation for an aggregate price of $24,500 or an average of $0.49 per share (based on 25% of annual gross salary period) in reliance on the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions not involving a public offering.

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

                                                                             As of December 31,
                                            2005             2004             2003            2002           2001

Operations data:
   Gross margin                          $      --      $      --      $  (184,893)   $     1,700    $         875
   Research and development               (1,724,317)      (831,472)      (454,433)      (187,040)      (2,207,736)
   General and administrative             (1,495,454)    (1,434,893)    (1,214,023)    (1,386,218)      (1,548,509)
   Consulting expense                       (290,000)       (60,926)      (415,869)      (816,947)            --
   Depreciation                              (25,391)       (38,125)       (38,445)       (40,699)         (63,465)
   Other income/(expense)                      2,037             40         (9,562)          --           (345,588)
                                         -----------    -----------    -----------    -----------    -------------
   Net loss                               (3,533,125)    (2,365,376)    (2,317,225)    (2,429,204)      (4,164,423)

   Weighted  average  number of common
     shares outstanding
     basic and diluted                   $     (0.03)   $     (0.02)   $     (0.03)   $     (0.04)   $       (0.11)

Balance sheet data:
   Cash and cash equivalents               1,307,965        453,235        257,236           --             15,688
   Working capital                           226,930       (586,518)      (339,865)      (658,561)          72,997
   Total assets                            1,509,948        524,693        353,958        101,329          972,111
   Total liabilities                       1,102,427      1,039,753        597,202        666,755          899,814
   Shareholders' equity (deficit)            407,521       (515,060)      (243,242)      (565,426)        (541,313)



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Consulting Expenses. Consulting expenses increase to $290,000 for the twelve months ending December 31 2005 compared to $60,926 for the same period in 2004. This increase is primarily attributed to a one year consulting contract where Cytogenix engaged a firm to consult on various financial business matters.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $25,391 for the twelve months ending December 31, 2005 compared to $38,125 for the same period in 2004 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2005.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

For the year ended December 31, 2004, we reported a net loss of $2,365,376, or less than $0.02 per share, and no revenue as compared with a net loss of $2,317,225, or less than $0.03 per share, and no revenue for the twelve months ended December 31, 2003.

Research and Development Expenses. Research and development expenses increased to $831,472 for the twelve months ending December 31, 2004 compared to $454,433 for the same period in 2003 primarily due to the increased research activity of antibacterial and DNA vaccine research.

General and Administrative Expenses. General and administrative expenses increased to $1,434,893 for the twelve months ending December 31, 2004 compared to $1,214,023 for the same period in 2003. The increase is due to payment of back wages to employees from prior years.

Consulting Expenses. Consulting expenses decrease from $415,869 for the twelve months ending December 31 2003 compared to $60,926 for the same period in 2004. This decrease is due the reduction in third-party investor relations and advertising consulting fees.

Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $38,125 for the twelve months ending December 31, 2004 compared to $38,445 for the same period in 2003 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2005 along with no new acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

We have financed our operations since inception primarily through equity sales totaling approximately $11,000,000, and from grants and contract research funding of $200,000 from various sources. We expect to continue to incur losses as we continue and expand our research and development activities and related regulatory work and increase our collaborative efforts. For 2006, we expect our expenditures for operations, including our collaborative efforts, and our GMP facilities to be approximately $6 to $7 million. The increase compared to 2005 expenditures is expected to result from the purchase of additional building for synthetic DNA manufacturing coupled with additional production staff and expansion of preclinical product development efforts. However, if need be in 2006, we could reduce our expenditures because the vast majority of our costs are variable. Those estimated expenditures include amounts necessary to fulfill our obligations under our various collaborative, research and licensing agreements during 2006.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to where FDA approval for human sales is received, our business strategy is to develop our products to initial Phase III human clinical trials and look for third parties to fund completion of development of the product and market the product through strategic partnerships, license agreements or other relationships. We also look for collaborative and other efforts utilize other technology to increase shareholder value. We currently use this strategy to limit the potential cost we would incur in developing a product. Our expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial results and research results.

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

CONTRACTUAL PAYMENT OBLIGATIONS

The Company's off-balance sheet arrangements are limited to rents on its primary facility and the purchase of supplies from GE Healthcare beginning in 2006. These off-balance sheet arrangements are expensed as incurred. A summary of our contractual commitments and obligations as of December 31, 2005 is as follows:



                                                PAYMENTS DUE BY PERIOD
CONTRACTUAL                                                                     2008 AND
OBLIGATION                  TOTAL          2005         2006         2007        BEYOND

GE Healthcare Contract    $4,300,000   $      --     $  350,000   $  750,000   $3,200,000
Operating  leases         $  355,494   $ 72,158      $   74,144   $ 74,806     $  134,386

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2005 the Company has a restricted long-term CD investment per the litigation matter discussed in Note 8 to the financial statements. Pending appeal of this case the Company has established a long-term CD in the amount of $115,500 to comply. This CD earns interest at a rate of 3.4% annually.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm                     F-2
Balance Sheets                                                              F-3
Statements of Operations                                                    F-4
Statement of Stockholders' Equity                                           F-5
Consolidated Statements of Cash Flows                                       F-7
Consolidated Notes to Financial Statements                                  F-8

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
 CytoGenix, Inc.
 A Development Stage Company
 Houston, Texas

We have audited the accompanying balance sheets of CytoGenix, Inc. as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2005 and the period from February 10, 1995 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements for the period February 10, 1995 (inception) through December 31, 2002, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period February 10, 1995 (inception) through December 31, 2002, include total revenues and net loss of $2,575 and $14,842,328, respectively. Our opinion on the statements of operations, stockholders' equity (deficit), and cash flows for the period February 10, 1995 (inception) through December 31, 2005, insofar as it relates to amounts for prior periods through December 31, 2002, is based solely on the report of other auditors.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 and the period from February 10, 1995 (Inception) through December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                                 BALANCE SHEETS

                                                                                              December 31,
                                                                                 ----------------------------------------
                                                                                         2005                 2004
                                                                                 -------------------   ------------------

ASSETS

CURRENT ASSETS:
     Cash                                                                        $        1,307,965    $           453,235
     Prepaid expense                                                                         21,392                     -
                                                                                 -------------------   ------------------
           Total current assets                                                           1,329,357               453,235

Property and equipment, net of $166,789 and $151,649 accumulated
     depreciation for December 31, 2005 and December 31, 2004, respectively                  56,287                65,059
Deposits                                                                                      6,399                 6,399
Long-term investment - restricted                                                           117,905                     -
                                                                                 -------------------   ------------------
           Total assets                                                          $        1,509,948    $          524,693
                                                                                 ===================   ==================

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
    Accounts payable                                                             $          258,495    $         237,833
     Accrued expenses                                                                       843,932              801,920
                                                                                 -------------------   ------------------
           Total current liabilities                                                      1,102,427            1,039,753
                                                                                 -------------------   ------------------
COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 50,000,000 shares authorized,
       no shares issued and outstanding                                                           -                    -
    Common  stock,   $.001  par  value;   300,000,000   shares  authorized,
       124,460,970  and  109,204,339  shares issued and  outstanding  as of
       December 31, 2005 and December 31, 2004, respectively                                124,461              109,204
    Additional paid-in capital                                                           23,971,086           19,530,637
    Treasury stock                                                                         (629,972)            (629,972)
    Deficit accumulated during the development stage                                    (23,058,054)         (19,524,929)
                                                                                 -------------------   ------------------
           Total stockholders' equity (deficit)                                             407,521             (515,060)
                                                                                 -------------------   ------------------

           Total liabilities and stockholders' equity (deficit)                  $        1,509,948    $         524,693
                                                                                 ===================   ==================



See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                            STATEMENTS OF OPERATIONS



                                                                                                       February 10, 1995
                                                 YEAR ENDED           YEAR ENDED      YEAR ENDED
                                                                                                      (Inception)Through
                                                    2005               2004              2003         December 31,2005
                                             -------------------------------------------------------  --------------------

REVENUES                                     $             -     $             -   $        80,000    $          82,575


COST OF REVENUES                                           -                   -           264,893              264,893
                                             -------------------------------------------------------  --------------------


GROSS MARGIN                                               -                   -          (184,893)            (182,318)


COSTS AND EXPENSES:
    Research and development                       1,724,317             831,472           454,433            7,806,188
    General and administrative                     1,495,454           1,434,893         1,214,023           12,920,913
    Consulting expense                               290,000              60,926           415,869            1,518,481
    Depreciation and amortization                     25,391              38,125            38,445              269,593
    Impairment expense                                     -                   -                 -              345,588
    Equity in losses of joint venture                      -                   -                 -               10,000
                                             -------------------------------------------------------  --------------------
                                                  (3,535,162)         (2,365,416)       (2,307,663)         (23,053,081)
LOSS FROM OPERATIONS

OTHER INCOME:
    Gain on sale of security                               -                   -                 -                  881
    Interest income                                    2,405                  40               243                2,686
    Loss on disposal of property of
         equipment                                      (368)                  -            (9,805)             (10,173)
    Dividend income                                        -                   -                 -                1,633
                                             -------------------------------------------------------  --------------------

NET LOSS                                      $    (3,533,125)    $    (2,365,376)  $    (2,317,225)   $    (23,058,054)

                                             =======================================================  ====================

Net loss per share:
    Basic and diluted net loss per share     $          (.03)    $          (.02)  $            (.03)
                                             =======================================================

Weighed average shares outstanding:
    Basic and diluted                            114,181,072          101,817,083         81,413,585
                                             =======================================================


See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2005



                                                                       Additional                                          Total
                                                Common Stock            Paid-in       Treasury          Retained       Stockholders'
                                          Shares         Amounts        Capital         Stock             Deficit         Deficit
                                       -------------- -------------- -------------- ----------------- -------------- ---------------


Shares issued for cash                    32,975,447  $      32,975  $   4,331,784  $              -  $           -  $    4,364,759

Shares issued for services                18,406,009         18,406      6,227,479                 -              -       6,245,885

Stock option expense                               -              -      1,797,300                 -              -       1,797,300

Contributions to capital                           -              -        152,500                 -              -         152,500

Purchase of treasury stock                         -              -              -           (60,000)             -         (60,000)

Sales of treasury stock                            -              -     (1,639,938)        2,180,506              -         540,568

Shares issued for debt                       212,780            213        135,777                 -              -         135,990

Issuance of stock into treasury           20,000,000         20,000     10,455,016       (10,475,016)             -               -

Retirement of treasury stock             (11,048,625)       (11,048)    (6,862,825)        6,873,873              -               -

Penalty on sale of treasury stock                  -              -       (125,765)          125,765              -               -

Shares issued for patent                     500,000            500        374,500                 -              -         375,000

Shares received for note receivable                -              -              -           (25,100)             -         (25,100)

Reclassify prior year treasury sales to

   additional paid in capital in 2000              -              -              -           750,000              -         750,000

Deficit accumulated in development
stage                                              -              -              -                 -    (14,842,328)    (14,842,328)
                                       -------------- -------------- -------------- ----------------- -------------- ---------------

BALANCE, December 31, 2002                61,045,611         61,046     14,845,828          (629,972)   (14,842,328)       (565,426)

Shares issued for cash, net fundraising   31,662,784         31,663      1,289,686                 -              -       1,321,349
Shares issued for services                 4,295,315          4,295        729,056                 -              -         733,351
Shares issued for debt                       121,284            121         95,693                 -              -          95,814
Shares issued for exercised warrants       1,599,999          1,600        222,400                 -              -         224,000
Share rights issuedas revenue                      -              -        264,893                 -              -         264,893
   incentive
Net loss                                           -              -              -                 -     (2,317,225)     (2,317,225)
                                       -------------- -------------- -------------- ----------------- -------------- ---------------

BALANCE, December 31, 2003                98,724,993         98,725     17,447,556          (629,972)   (17,159,553)       (243,244)

Shares issued for cash, net fundraising    8,715,191          8,715      1,542,886                 -              -       1,551,601
Shares issued for services                   482,032            482        162,760                 -              -         163,242
Shares issued for debt                        39,267             39         31,250                 -              -          31,289
Shares issued for exercised warrants       1,242,856          1,243        346,185                 -              -         347,428
Net loss                                           -              -              -                 -     (2,365,376)     (2,365,376)
                                       -------------- -------------- -------------- ----------------- -------------- ---------------


See accompanying summary of accounting policies and notes to financial statements

                                       F-5


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
       PERIOD FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH DECEMBER 31, 2005


                                                                       Additional                                          Total
                                                Common Stock            Paid-in       Treasury          Retained       Stockholders'
                                          Shares         Amounts        Capital         Stock             Deficit         Deficit
                                       -------------- -------------- -------------- ----------------- -------------- ---------------

BALANCE, December 31, 2004                 109,204,339        109,204     19,530,637       (629,972)   (19,524,929)       (515,060)

Shares issued for cash, net fundraising     13,928,967         13,929      3,571,151              -              -       3,585,080
Shares issued for debt                         647,701            648        541,478              -              -         542,126
Shares issued for services                     679,963            680       327,820               -              -         328,500
Net loss                                             -              -              -              -     (3,533,125)     (3,533,125)
                                        --------------- -------------- -------------- -------------- -------------- ----------------

BALANCE, December 31, 2005                 124,460,970  $     124,461  $  23,971,086  $    (629,972) $ (23,058,054) $      407,521
                                        =============== ============== ============== ============== ============== ================























See  accompanying   summary  of  accounting  policies  and  notes  to  financial statements



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        February 10, 1995
                                                        YEAR ENDED      YEAR ENDED      YEAR ENDED      (Inception)Through
                                                            2005            2004            2003        December 31,2005
                                                        ------------    ------------    ------------    ------------------

OPERATING ACTIVITIES:
   Net loss                                             $ (3,533,125)   $ (2,365,376)   $ (2,317,225)   $(23,058,054)
   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation and amortization                           25,391          38,128          38,445         266,218
      Impairment expense                                        --              --              --           345,588
      Loss on disposal of property & equipment                   368            --             9,805          10,173
      Gain on long term investments - restricted              (2,405)           --              --            (2,405)
      Stock issued for services                              328,500         163,242         733,351       7,470,978
      Stock option expense                                      --              --           264,891       2,062,193
      Equity in losses of joint venture                         --              --              --            10,000
      Changes in operating assets and liabilities:
         Prepaid expenses                                    (21,392)         20,374         (12,160)        (21,392)
         Deposits                                               --              --            (6,399)         (6,399)
         Accounts payable & accrued expenses                 604,800         473,839          31,263       1,907,646
                                                        ------------    ------------    ------------    ------------
Net cash used in operating activities                     (2,597,863)     (1,669,793)     (1,258,029)    (11,015,454)
                                                        ------------    ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of property and equipment                        (16,987)        (12,964)        (45,358)       (303,266)
   Issue note receivable                                        --              --              --           (25,100)
   Investment in long-term CD                               (115,500)           --              --          (115,500)
   Investment in joint venture                                  --              --              --           (10,000)
                                                        ------------    ------------    ------------    ------------
Net cash provided by used in investing activities           (132,487)        (12,964)        (45,358)       (453,866)
                                                        ------------    ------------    ------------    ------------

FINANCING ACTIVITIES PROVIDED BY:
   Proceeds from notes payable                                  --              --              --           250,000
   Payments on notes payable                                    --              --              --          (250,000)
   Treasury shares sold                                         --              --              --         1,290,568
   Purchase of treasury shares                                  --              --              --           (60,000)
   Buyback of stock warrants                                    --              (571)           --              (571)
   Sale of common stock, net fundraising                   3,585,080       1,551,601       1,321,349      10,597,789
   Sale of common stock for exercised warrants                  --           348,000         224,000         796,999
   Loans from related parties, net                              --              --            (5,000)           --
   Contributions to capital                                     --              --              --           152,500
                                                        ------------    ------------    ------------    ------------
Net cash provided by financing activities                  3,585,080       1,899,030       1,540,349      12,777,285
                                                        ------------    ------------    ------------    ------------

NET CHANGE IN CASH                                           854,730         216,273         236,962       1,307,965

CASH, beginning of period                                    453,235         236,962            --              --
                                                        ------------    ------------    ------------    ------------
CASH, end of period                                     $  1,307,965    $    453,235    $    236,962    $  1,307,965
                                                        ============    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                        $       --      $       --      $       --      $       --
                                                        ============    ============    ============    ============
   Income taxes paid                                    $       --      $       --      $       --      $       --
                                                        ============    ============    ============    ============
NONCASH TRANSACTIONS:
   Common stock issued for debt                         $    542,126    $     31,289    $     95,814    $    805,219
   Received treasury stock for note receivable                  --              --              --            25,100
   Common stock issued for patent                               --              --              --           375,000



SEE  ACCOMPANYING   SUMMARY  OF  ACCOUNTING  POLICIES  AND  NOTES  TO  FINANCIAL
STATEMENTS

                                 CYTOGENIX, INC.
                           A DEVELOPMENT STATE COMPANY
                   CONSOLIDATED NOTES TO FINANCIAL STATEMENTS


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

Revenue Recognition

CytoGenix's revenues, if any, are derived from selling research kits. CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

Reclassification

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the December 31, 2005 financial statement presentation.

Recent Accounting Pronouncements

In December 2004, the FASB, issued a revision to SFAS 123, also known as SFAS 123R, that amends existing accounting pronouncements for share-based payment transactions in which an enterprise receives employee and certain non-employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using APB 25 and generally requires such transactions be accounted for using a fair-value-based method. SFAS 123R's effective date would be applicable for awards that are granted, modified, become vested, or settled in cash in interim or annual periods beginning after June 15, 2005. SFAS 123R includes three transition methods: one that provides for prospective application and two that provide for retrospective application. The Company intends to adopt SFAS 123R prospectively commencing in the first of the fiscal year ending December 31, 2006. It is expected that the adoption of SFAS 123R will cause the Company to record, as expense each quarter, a non-cash accounting charge approximating the fair value of such share based compensation meeting the criteria outlined in the provisions of SFAS 123R.

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

NOTE 3 - PROPERTY

Property consisted of the following as of December 31, 2005 and December 31, 2004 respectively:


   Lab equipment                       5 years     $   104,632   $     114,514
   Office furniture & fixtures         3-7 years        57,759          56,461
   Office equipment                    3-7 years        57,518          45,733
   Leasehold improvements              Lease Term        3,167               -
   Less: accumulated depreciation                     (166,789)       (151,649)
                                                   ------------- --------------
   Net book value                                  $    56,287   $      65,059
                                                   ============= ==============

Depreciation expense totaled $25,391, $38,125, and $38,445 for 2005, 2004, and 2003 respectively.

NOTE 4 - ACCRUED EXPENSES

Accrued expenses consist mainly of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll taxes as of December 31, 2005 and 2004 was $207,154 and $207,154, respectively. Accrued bonus compensation per employment agreements was $395,946 and $0 as of December 31, 2005 and 2004, respectively.

NOTE 5 - COMMON STOCK ISSUANCES

CytoGenix common stock issuances since inception have been as follows:

STOCK ISSUED FOR SERVICES:
                         Year                         Shares           Amount
                         ----                   ------------      -----------
                         1995                      4,584,500       $     47,383
                         1996                        500,000            375,000
                         1997                      3,687,425            691,392
                         1998                      3,601,021          2,820,826
                         1999                        544,348            468,322
                         2000                        546,171            491,473
                         2001                      1,780,009            334,742
                         2002                      3,162,535          1,016,747
                                                ------------      -------------
                         Sub-total                18,406,009          6,245,885
                         2003                      4,295,315            733,351
                         2004                        482,032            163,242
                         2005                        679,963            328,500

STOCK ISSUED FOR CASH:
                         Year                       Shares           Amount
                         ----                   ------------       ------------
                         1995                        110,000       $     21,000
                         1997                        825,974            129,132
                         1998                      2,964,000            593,800
                         1999                        317,220            130,026
                         2000                      1,268,989            610,800
                         2001                     14,496,853          1,283,958
                         2002                     12,992,411          1,596,043
                                                ------------       ------------
                         Sub-total                32,975,447          4,364,759
                         2003                     31,662,784          1,321,349
                         2004                      8,715,191          1,551,601
                         2005                     13,928,967          3,585,080

In 2005, restricted common stock sold for cash was consistently sold through private placement memorandums at a discount. The difference between the selling price and the fair market value on the date sold was approximately $6,645,275 for the year.

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

NOTE 6 - STOCK OPTIONS AND WARRANTS

In 2004 CytoGenix issued 1,242,856 warrants as part of a private placement memorandum. The warrants vested immediately and expired one year from the grant date. The exercise price on 1,242,856 is $0.28 per share. Of the $0.28 warrants, 642,857 were not exercised and expired in 2005. As of December 31, 2005 there are no warrants outstanding.

NOTE 7 - INCOME TAXES

For the period from inception through December 31, 2005, CytoGenix has incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The valuation allowance increased approximately $1,205,000, $800,000 and $450,000 for each of the years ending 2005, 2004, and 2003, respectively. The cumulative net operating loss carry-forward is approximately $14,000,000 at December 31, 2005, and will expire in the years 2010 through 2025.

Deferred income taxes consist of the following at December 31, 2005 and 2004:

                                             2005                2004
                                             ----                ----
            Long-term:
               Deferred tax assets       $    4,775,000     $    3,550,000
               Valuation allowance           (4,775,000)        (3,550,000)
                                                      -                  -
                                         --------------     --------------
                                         $            -     $            -
                                         ==============     ==============


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Commitments

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009. Rent expense was $66,455 and $68,407 for 2005 and 2004, respectively. Monthly rent payments are as follows:

                                     Period               Rent per Month
             ------------------------------------------------------------
             January 1, 2006 - September 30, 2007                 $ 6,179
             October 1, 2007 - September 30, 2009                   6,399

Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009. As of December 31, 2005 and 2004 $32,656 and $38,360 of deferred rent has been recorded and is included with accrued expenses on the financial statements.

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

Per the employment agreements of the CEO, COO, CFO, Chief Scientist and Lab Manager a severance pay obligation for early termination "without cause" provides for (a) lump sum cash payment within 10 of termination an amount equal to the employees base salary for the balance of the year of termination; a prorata portion of the incentive bonus, if any, earned plus unreimbursed expenses accruing to the date of termination. In addition the CEO, COO, and CFO agreement stipulate a lump sum cash payment equal to the employee's annual base salary should be paid upon termination. The cash obligation at December 31, 2005 under these agreements could result in a cash outflow of approximately $1.063 million.

The Company has entered an agreement with GE Healthcare Bio-Sciences Corp whereas GEHC will provide the Company with DNA production reagents for use in the manufacture of vaccines and therapeutic compounds. The Company has committed under this agreement to spending $350,000 for the year ended December 31, 2006 with the option to for purchase of $750,000 in 2007, $1,200,000 in 2008, and $2,000,000 in 2009.

Beginning in 2005 non-employee directors were compensated $25,000 per year. $100,000 was paid to non-employee directors during 2005. No cash compensation was paid to these directors during 2004 or 2003.

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


NOTE  9 - Unaudited Quarterly Financial Data


                                ----------------    ------------------    ---------------    ------------------
                                 First Quarter       Second Quarter       Third Quarter       Fourth Quarter
                                ----------------    ------------------    ---------------    ------------------

Year Ended December 31, 2005
     Net Sales                       $        -            $        -       $          -          $          -
     Gross Profit                             -                     -                  -                     -
     Net Loss                          (686,845)             (591,514)        (1,065,266)           (1,189,500)
     Basic Loss Per Share                 (0.01)                (0.00)             (0.01)                (0.01)
Year Ended December 31, 2004
     Net Sales                       $        -            $        -       $          -          $          -
     Gross Profit                             -                     -                  -                     -
     Net Loss                          (382,440)             (461,935)          (485,044)           (1,035,957)
     Basic Loss Per Share                 (0.00)                (0.00)             (0.00)                (0.01)


NOTE 10 - SUBSEQUENT EVENTS (UNAUDITED)

The Company issued 916,400 shares of common stock for services provided in the first quarter of 2006 pursuant to the exemption from registration provided by
Section 4(2) of the Securities Act of 1933 for transactions involving fundraising for private offering.

During March 2006 the Board of Directors authorized issuance of up $3,000,000 worth of restricted share for a private placement.

                                       27
ITEM 9B. OTHER INFORMATION.

NONE.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

                                     PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


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
                                  Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB)

     3.4*                     --  Certificate of Amendment  dated March 7, 2001 of Articles of
                                  Incorporation of CytoGenix,  Inc. (incorporated by reference to Annex II of the  definitive  proxy  statement on Schedule
                                  14A filed with the  Securities  and Exchange  Commission  on
                                  December 23, 2003).

     3.5*                    --   Certificate of Amendment  dated April 6, 2004 of Articles of
                                  Incorporation of CytoGenix,  Inc. (Incorporated by reference to exhibit 3.5 to the registrant's  Form 10-KSB for the year ended  December  31,  2003)  filed with the  Securities  and
                                  Exchange Commission on April 14, 2004).

     3.6*                    --   Bylaws of Cryogenic  Solutions,  Inc.  (incorporated by reference to exhibit 3.4 of the Form 10-SB)

     10.1+                   --   Employment  Agreement dated January 1, 2005 between CytoGenix,  Inc.
                                  and Malcolm H. Skolnick.

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

     10.4+                   --   Employment  Agreement dated January 1, 2005 between CytoGenix,  Inc.
                                  and Lawrence Wunderlich.

     10.5*                   --   Sponsored  Research  Agreement  between  CytoGenix,  Inc. and Baylor
                                  College of Medicine as of March 1, 2000  (incorporated  by reference to exhibit 10.7 of the Form 10-SB).

     10.6+                        Employment  Agreement dated January 1, 2005 between CytoGenix,  Inc.
                                  and Frank Vazquez.

    10.7*+                   --   Stock Option  Plan (incorporated by reference to Annex III of the definitive proxy statement on schedule 14A filed with the
                                  Securities and Exchange Commission on December 23, 2003).

    10.8*+                   --   Stock Option Plan(incorporated by reference to Annex I of the definitive proxy statement on schedule 14A filed with the
                                  Securities and Exchange Commission on June 17, 2005).

    10.9*                    --   Supply Agreement dated March 22, 2006, between Cytogenix, Inc. and
                                  GE Healthcare
                                  Bio-Science Corporation (incorporated by reference to Exhibit 10 to the registrant's current report on Form 8-K filed with the
                                  Securities and Exchange Commission on March 28, 2006).

     16.1*                   --   Letter re: change in certifying accountant (incorporated by reference to exhibit 16.1 to the  registrant's
                                  Current  Report on Form  8-K/A  filed with the
                                  Securities  &  Exchange  Commission  on August
                                  31,2004).

     31.1                    --   Certifications   of  Principal   Executive
                                  Officer  pursuant  to  Rule  13a-14(a)  of the
                                  Securities Exchange Act of 1934, (the "Act").

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

         +Management contract or compensatory plan or arrangement


                                   SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYTOGENIX, INC.

                                   By: /s/ Malcolm Skolnick
                                       -------------------------------------
                                       MALCOLM SKOLNICK, PH.D.
Date: April 20, 2006                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                                                   Exhibit 10.1

                              EMPLOYMENT AGREEMENT

                  This Employment Agreement ("Agreement") is dated this 1st day of January, 2005 to be effective as of January 1, 2005 (the "Effective Date") by and between Malcolm H. Skolnick (the "Employee") and CYTOGENIX, INC., a Nevada corporation (the "Company").


                  1.       DUTIES AND SCOPE OF EMPLOYMENT.


                           (a) POSITION.  For the term of his  employment  under
this Agreement (the "Employment"), the Company agrees to employ the Employee in the position of CHAIRMAN, PRESIDENT AND CHIEF EXECUTIVE OFFICER. Employee shall report to the Company's Board of Directors. Employee shall perform the duties and responsibilities customarily associated with such position, and such other duties and responsibilities that are assigned to him by the Board of Directors.


                           (b)   OBLIGATIONS   TO  THE   COMPANY.   During   his
Employment, the Employee shall devote substantially all of his business time, attention, skill and efforts to the faithful performance of his duties hereunder. Employee shall not embark on any business efforts outside of those described herein that would be in conflict with the faithful performance of his duties as described herein. Any substantial business obligations outside of the Employee's obligations to the Company shall be disclosed in Exhibit A, which will be approved by the Company's President and/or Board of Directors and updated and reviewed on an annual basis. The Employee shall comply with the Company's policies and rules as they may be in effect from time to time during his Employment.


                           (c)  NO   CONFLICTING   OBLIGATIONS.   The   Employee
represents and warrants to the Company that he is under no obligations or commitments, whether contractual or otherwise, that are inconsistent with his obligations under this Agreement or that would represent a conflict of interest. The Employee represents and warrants that he will not use or disclose, in connection with his employment by the Company, any trade secrets or other proprietary information or intellectual property in which the Employee or any other person has any right, title or interest and that his employment by the Company as contemplated by this Agreement will not infringe or violate the rights of any other person or entity. The Employee represents and warrants to the Company that he has returned all property and confidential information belonging to any prior employer.


                  2.       CASH AND INCENTIVE COMPENSATION.


                           (a) SALARY.  Except as  contemplated  by Section 2(b)
below, the Company shall pay the Employee as compensation for his services a base salary at a gross annual rate of $265,000. Such salary shall be adjusted to $390,000 effective January 1, 2006, and thereafter, on an annual basis by the Board of Directors, and payable in accordance with the Company's standard payroll procedures. (The annual compensation specified in this Subsection (a), together with any increases in such compensation that the Company may grant from time to time, is referred to in this Agreement as "Base Compensation.")


                           (b )  BONUS.  The  Employee  shall  be  eligible   to
receive a cash bonus each year during the Term hereof based upon the increase in share price of the Company's stock as measured by comparing the twenty trading day average for the period ending December 31 of the prior year versus the twenty day trading average for the period ending December 31 of the year in question, and multiplying the percentage increase in such share price, if any, times the Employee's Base Compensation for the year in question; provided, however, that in no event shall a bonus be payable unless the percentage increase in share price is at least fifteen percent (15%) from the prior year's period.


                           (c) INSURANCE COVERAGE. The Employee will be eligible
to participate in Company-sponsored benefit plans, including the Company's medical plan, in the same manner as Company and any third-party benefit provider make such opportunities available to Company's regular full-time employees, subject to any such third-party benefit provider's determination that Employee is eligible to participate in such plan. The Company shall pay, on Employee's behalf, or reimburse Employee in the event the Employee paid such amount, the amount payable by Employee as a premium for coverage for Employee and his family under the Company's health insurance plan, and shall pay the premium for a life insurance policy for Employee, with the proceeds payable to a beneficiary or beneficiaries of his choice, in an amount not more than $ 0 per year.


                           (d) VACATION.  Employee  shall be entitled to no less
than two weeks paid vacation per year, provided that, in the event Employee is unable to use all of such vacation in any given calendar year, Employee shall be able to carry up to two weeks of vacation to the following year, but any unused vacation in excess of such two weeks shall be forfeited.


                           (e)  401(K)  CONTRIBUTIONS.  In the  event  that  the
Company establishes a 401(k) plan for its employees, and to the extent permissible, the Company shall match the Employee's contributions to the 401(k) plan, up to a maximum of 15 percent of Employee's Base Compensation, or to the maximum permitted by law, whichever is lesser.


                           (f) MEDICAL LEAVE.  In the event that the Employee is
disabled or otherwise unable to perform his duties hereunder for a period in excess of Employee's available vacation time and the available sick leave under the Company's then-current leave plans, the Employee shall be entitled to continue to receive his full Base Compensation for a period of up to six (6) months, if necessary. The Company shall, in addition, use its best efforts to obtain a long-term disability policy, at its expense, for Employee, which policy shall provide that no less than fifty percent (50%) of Employee's then-current Base Compensation shall be payable to Employee for the remainder of his life or until he reaches the maximum age permissible under such long-term disability plans.


                  3. BUSINESS EXPENSES. During his Employment, the Employee shall be authorized to incur necessary and reasonable communication, travel, entertainment and other business expenses in connection with his duties hereunder. The Company shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation, all in accordance with the Company's generally applicable policies.


                  4.       TERM OF EMPLOYMENT.

                           (a) BASIC  RULE.  Subject  to the terms of Section 5,
the Employee's Employment with the Company shall be "at will," meaning that either the Employee or the Company shall be entitled to terminate the Employee's Employment at any time and for any reason, with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee). Any contrary representations that may have been made to the Employee shall be superseded by this Agreement. This Agreement shall constitute the full and complete agreement between the Employee and the Company on the "at will" nature of the Employee's Employment, which may only be changed in an express written agreement signed by the Employee and a duly authorized officer of the Company.


                           (b)  TERMINATION.  The  Employee,  or  subject to the
terms of Section 5, the Company, may terminate the Employee's Employment at any time and for any reason (or no reason), and with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee), by giving the other party notice in writing. The Employee's Employment shall terminate automatically in the event of his death.


                           (c)  RIGHTS  UPON  TERMINATION.  Except as  expressly
provided in Section 5, upon the termination of the Employee's Employment pursuant to this Section 4, the Employee shall only be entitled to the compensation, benefits and reimbursements described in Sections 2 and 3 for the period preceding the effective date of the termination.


                  5.       TERMINATION BENEFITS.


                           (a)  GENERAL  RELEASE.  Any other  provision  of this
Agreement notwithstanding, Subsections (b) and (c) below shall not apply unless the Employee (i) has executed a general release (in a form prescribed by the

Company) of all known and unknown claims that he may then have against the Company or persons affiliated with the Company, and (ii) has agreed not to prosecute any legal action or other proceeding based upon any of such claims.


                           (b)  SEVERANCE  PAY.  If,  during  the  term  of this
Agreement, the Company terminates the Employee's Employment for any reason other than Cause or Permanent Disability, or if the Employee voluntarily resigns following a Constructive Termination, (collectively, a "Termination Event"), then the Company shall pay the Employee his Base Compensation for a period of twelve (12) months following the termination of his Employment. Such Base Compensation shall be paid at the rate in effect at the time of the termination of Employment and in accordance with the Company's standard payroll procedures. In addition, the Company shall also reimburse the Employee for the payment of the Employee's COBRA or equivalent other replacement medical and dental insurance premiums for a period of twelve (12) months.


                           (c) CHANGE OF CONTROL.  In the event that Employee is
subject to a Termination Event within twelve (12) months of a Change in Control, then in addition to the payment set forth in subsection (b) above, Employee shall also be entitled to receive an additional severance payment equal to twelve (12) months' Base Compensation at the then-current rate, payable in a lump sum on termination of employment.


                           (d)  DEFINITION  OF "CAUSE." For all  purposes  under
this Agreement, "Cause" shall mean:


                                    (i)   Any    breach   of   the    Invention,
Confidential Information and Non-Competition Agreement dated the date hereof between the Employee and the Company, as determined by the Board of Directors of the Company;


                                    (ii) Conviction of, or a plea of "guilty" or
"no contest" to, a felony, or a plea of "guilty" or "no contest" to a lesser included offense in exchange for withdrawal of a felony indictment or felony charge by indictment, in each case whether arising under the laws of the United States or any state thereof;


                                    (iii) Gross  misconduct or gross  negligence
in the performance of duties assigned to the Employee under this Agreement, as determined by the Board of Directors; or


                                    (iv) Employee's  repeated failure to perform
substantially all of the duties of his employment or to follow and comply with the reasonable and lawful written directives of the Board of Directors of the Company after such Employee has been informed in writing of such failure and given a period of not less than 30 days to remedy such failure.


                           (e)  DEFINITION  OF  "CHANGE  OF  CONTROL."  For  all
purposes under this Agreement, "Change of Control" shall mean:


                                    (i)  The   consummation   of  a  merger   or
consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; provided, however, that any financing in which the Company shall issue and sell shares of its capital stock or securities convertible into equity securities of the Company shall not constitute a change in control even if persons who were not stockholders of the Company immediately prior to such financing own immediately after such financing 50% or more of the voting power of the Company's outstanding securities; or


                                    (ii) The sale, transfer or other disposition
of all or substantially all of the Company's assets or capital stock.

                           (f) DEFINITION OF "CONSTRUCTIVE TERMINATION." For all
purposes under this Agreement, Constructive Termination shall mean the voluntary resignation of the Employee within twelve (12) months following:


                                    (i) A change in the Employee's position with
the Company without the Employee's consent that materially reduces his level of authority, responsibilities and duties;


                                    (ii)   A   substantial   reduction   in  the
Employee's Base Compensation unless due to a lack of available funds and the Employee is treated similarly to all other employees; or


                                    (iii)  Receipt of notice from  Company  that
the Employee's principal workplace will be relocated by more than 50 miles without his consent.


                           (g)  DEFINITION  OF "PERMANENT  DISABILITY."  For all
purposes under this Agreement, "Permanent Disability" shall mean that the Employee, at the time notice is given, has failed to perform his duties under this Agreement (excluding an approved leave from work or a leave required by law) for a period of more than 30 business days in any 90 consecutive days (or such longer period as may be required by law) as the result of his incapacity due to physical or mental injury, disability or illness.


                           (6)     NON-SOLICITATION,      NON-DISCLOSURE     AND
NON-COMPETITION. The Employee has entered into an Invention, Confidential Information and Non-Competition Agreement with the Company, in the form attached hereto as Exhibit B, which is incorporated herein by reference.

                           (7)     INSURANCE. During the term of this Agreement,
the Company will use its best efforts to maintain liability insurance to cover actions of its directors and officers for an amount not less than $5 million and will include Employee on this policy.


                  8.       SUCCESSORS.


                           (a) COMPANY'S  SUCCESSORS.  This  Agreement  shall be
binding upon any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business, capital stock and/or assets. For all purposes under this Agreement, the term "Company" shall include any successor to the Company's business and/or assets which becomes bound by this Agreement.


                           (b)  EMPLOYEE'S  SUCCESSORS.  This  Agreement and all
rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.


                  9.       MISCELLANEOUS PROVISIONS.


                           (a)  NOTICE.  Notices  and all  other  communications
contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to him at the home address which he most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.


                           (b) MODIFICATIONS  AND WAIVERS.  No provision of this
Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

                           (c)  WHOLE   AGREEMENT.   This   Agreement   and  the
Invention, Confidential Information and Non-Competition Agreement contain the entire understanding of the parties with respect to the subject matter hereof. No other agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in such agreements have been made or entered into by either party with respect to the subject matter hereof.


                           (d) WITHHOLDING  TAXES.  All payments made under this
Agreement shall be subject to reduction to reflect taxes or other charges required to be withheld by law.


                           (e) CHOICE OF LAW AND SEVERABILITY. This Agreement is
executed by the parties in the State of Texas and shall be interpreted in accordance with the laws of such State (except their provisions governing the choice of law). If any provision of this Agreement becomes or is deemed invalid, illegal or unenforceable in any jurisdiction by reason of the scope, extent or duration of its coverage, then such provision shall be deemed amended to the extent necessary to conform to applicable law so as to be valid and enforceable or, if such provision cannot be so amended without materially altering the intention of the parties, then such provision shall be stricken and the remainder of this Agreement shall continue in full force and effect. Should there ever occur any conflict between any provision contained in this Agreement and any present or future statute, law, ordinance or regulation contrary to which the parties have no legal right to contract, then the latter shall prevail but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it into compliance with applicable law. All the other terms and provisions of this Agreement shall continue in full force and effect without impairment or limitation.


                           (f) ARBITRATION. Any controversy or claim arising out
of or relating to this Agreement or the breach thereof, or the Employee's Employment or the termination thereof, shall be settled in Houston, Texas, by arbitration in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association. The decision of the arbitrator shall be final and binding on the parties, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The parties hereby agree that the arbitrator shall be empowered to enter an equitable decree mandating specific enforcement of the terms of this Agreement. The Company and the Employee shall share equally all fees and expenses of the arbitrator. The Employee hereby consents to personal jurisdiction of the state and federal courts located in the State of Texas for any action or proceeding arising from or relating to this Agreement or relating to any arbitration in which the parties are participants.


                           (g) NO ASSIGNMENT.  This Agreement and all rights and
obligations of the Employee hereunder are personal to the Employee and may not be transferred or assigned by the Employee at any time. The Company may assign this Agreement and all of its rights hereunder to any parent, subsidiary or affiliate of Company or to any third party in connection with the (i) sale or transfer of all or substantially all of the assets or capital stock of Company to such third party or (ii) merger or consolidation of Company with such third party.


                           (h)  COUNTERPARTS.  This Agreement may be executed in
one or more counterparts, each of which shall be deemed an original, but both of which together shall constitute one and the same instrument.


                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY.]

         IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.

                                                     EMPLOYEE:




                                                     /s/ Malcolm Skolnick
                                                     --------------------
                                                     Malcolm H. Skolnick



                                                     COMPANY:

                                                     CYTOGENIX, INC.



                                                     By:     /s/Malcolm Skolnick
                                                          ----------------------
                                                     Name:
                                                            --------------------
                                                     Title:   Chairman
                                                             -------------------

                                    EXHIBIT A
List of any business obligations of Employee where professional services rendered:

         1. None

         2. None

         3. None

         4. None

         5. None

                                    Exhibit B

    Form of Invention, Confidential Information and Non-Competition Agreement

                                 (See attached)

                   CONFIDENTIALITY AND NONDISCLOSURE AGREEMENT

         This Confidentiality Agreement (AGREEMENT) is made effective this 7 day of February, 2005, between CYTOGENIX, INC. of 3100 WILCREST DRIVE, HOUSTON,
TEXAS 77042 (HEREINAFTER "CYGX") and MALCOLM SKOLNICK of HOUSTON, TX 77077 (HEREINAFTER "EMPLOYEE")

================================================================================

         In this AGREEMENT, CYGX and EMPLOYEE each own Confidential Information. CYGX and EMPLOYEE (hereinafter collectively "THE PARTIES") desire to disclose such Confidential Information to each other.

         CYGX is engaged in molecular biology research and development of technologies related to gene silencing. EMPLOYEE has background and training useful in CYGX' scientific and business development. Confidential information is being disclosed to enable productive participation by EMPLOYEE in CYGX activities. EMPLOYEE has represented that EMPLOYEE will protect the confidential material and information which may be disclosed by CYGX to EMPLOYEE. CYGX has represented that CYGX will protect the confidential material and information which may be rightfully disclosed by EMPLOYEE to CYGX.

Therefore, THE PARTIES agree as follows:

1. CONFIDENTIAL INFORMATION. The term "CONFIDENTIAL INFORMATION" means any secret or proprietary information or material relating to CYGX' research, development or business activities, whether or not owned or developed by CYGX, which is not generally known other than by THE PARTIES, and which THE PARTIES may obtain through any direct or indirect contact with THE PARTIES or others.

a. CONFIDENTIAL INFORMATION includes without limitation: business records and plans, financial statements, patents, patent applications, continuations-in-part, continuations, divisionals, records, trade secrets, technical information and reports, products, inventions, meeting notes, laboratory notes, email and other correspondence, pricing structure, discounts, costs, copyrights and other intellectual property, market or business segment to be serviced by THE PARTIES, purposes for which THE PARTIES' service is offered, scientific data, laboratory or clinical procedures, and other proprietary information.

b. CONFIDENTIAL INFORMATION does not include: matters of public knowledge that result from disclosure by THE PARTIES, information disclosed by THE PARTIES with the prior written consent of THE PARTIES and any other information that THE PARTIES agree in writing is not confidential.

2. PROTECTION OF CONFIDENTIAL INFORMATION. THE PARTIES understand and acknowledge that the CONFIDENTIAL INFORMATION has been developed or obtained by THE PARTIES by the investment of significant time, effort and expense, and that the CONFIDENTIAL INFORMATION is a valuable, special and unique asset of THE PARTIES which provides THE PARTIES with a significant competitive advantage. Therefore, THE PARTIES agree to hold in confidence and to not disclose the CONFIDENTIAL INFORMATION to any person or entity without the prior written consent of THE PARTIES.

     EMPLOYEE shall not disclose to CYGX information possessed by EMPLOYEE which EMPLOYEE is required to maintain confidential because of a previous agreement unless EMPLOYEE has obtained written agreement from the other Party(ies) to said previous agreement related to said disclosure. Wrongful disclosure of such confidential information to CYGX may be considered grounds for immediate dismissal.


     Unauthorized Disclosure of Information. If it appears that EMPLOYEE has disclosed (or has threatened to disclose) CONFIDENTIAL INFORMATION in violation of this AGREEMENT, CYGX shall be entitled to an injunction to restrain EMPLOYEE from disclosing, in whole or in part, the CONFIDENTIAL INFORMATION. CYGX shall not be prohibited by this provision from pursuing other remedies, including a claim for losses and damages.


3. RETURN OF CONFIDENTIAL INFORMATION. Upon the written request of CYGX, EMPLOYEE shall return to CYGX all materials whether written, magnetically stored or reduced to any other tangible medium containing the CONFIDENTIAL INFORMATION. EMPLOYEE shall also deliver to CYGX signed written statements signed certifying that all materials have been returned within five (5) days of receipt of the request.

4. EMPLOYEE grants CYGX the right to use any confidential information which EMPLOYEE may rightfully disclose.

5. EMPLOYEE agrees that any CONFIDENTIAL INFORMATION developed by EMPLOYEE while employed by CYGX is the property of CYGX. EMPLOYEE further agrees to promptly disclose said developed CONFIDENTIAL INFORMATION to CYGX.

6. EMPLOYEE acknowledges that, as between CYGX and EMPLOYEE, the CONFIDENTIAL INFORMATION and all related copyrights, patents and all other intellectual property rights, are (and at all times will be) the property of CYGX, even if suggestions, comments, and/or ideas made by EMPLOYEE are incorporated into the CONFIDENTIAL INFORMATION or related materials during the period of this AGREEMENT.

7. GENERAL PROVISIONS. This AGREEMENT sets forth the entire understanding of THE PARTIES regarding confidentiality. Any amendments must be in writing and signed by both parties. This AGREEMENT shall be construed under the laws of the State of Texas. This AGREEMENT shall not be assigned by either party, and neither party may delegate its duties under this AGREEMENT, without the prior written consent of the other party.

8. SEVERABILITY. Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid or unenforceable. Should any material term of this Agreement be in conflict any laws or regulations, the parties shall in good faith attempt to negotiate a lawful modification of this Agreement which will preserve, to the greatest extent possible, the original expectation of the parties.

(CYGX)



By:                                                                    2/7/05
    ---------------------------------                                  ------
      Frank Vazquez                                                    Date
      Vice President and COO


(EMPLOYEE)


By:                                                                   2/7/05
    -----------------------------------                               ------
      Malcolm Skolnick                                                 Date

                                                                    Exhibit 10.4

                              EMPLOYMENT AGREEMENT


                  This Employment Agreement ("Agreement") is dated this 1st day of January, 2005 to be effective as of January 1, 2005 (the "Effective Date") by and between Lawrence M. Wunderlich (the "Employee") and CYTOGENIX, INC., a Nevada corporation (the "Company").

                  1.       DUTIES AND SCOPE OF EMPLOYMENT.

                           (a) POSITION.  For the term of his  employment  under
this Agreement (the "Employment"), the Company agrees to employ the Employee in the position of CHIEF FINANCIAL OFFICER. Employee shall report to the Company's President and Chief Executive Officer. Employee shall perform the duties and responsibilities customarily associated with such position, and such other duties and responsibilities that are assigned to him by the President and Chief Executive Officer and/or the Board of Directors.

                           (b)   OBLIGATIONS   TO  THE   COMPANY.   During   his
Employment, the Employee shall devote substantially all of his business time, attention, skill and efforts to the faithful performance of his duties hereunder. Employee shall not embark on any business efforts outside of those described herein that would be in conflict with the faithful performance of his duties as described herein. Any substantial business obligations outside of the Employee's obligations to the Company shall be disclosed in Exhibit A, which will be approved by the Company's President and/or Board of Directors and updated and reviewed on an annual basis. The Employee shall comply with the Company's policies and rules as they may be in effect from time to time during his Employment.

                           (c)  NO   CONFLICTING   OBLIGATIONS.   The   Employee
represents and warrants to the Company that he is under no obligations or commitments, whether contractual or otherwise, that are inconsistent with his obligations under this Agreement or that would represent a conflict of interest. The Employee represents and warrants that he will not use or disclose, in connection with his employment by the Company, any trade secrets or other proprietary information or intellectual property in which the Employee or any other person has any right, title or interest and that his employment by the Company as contemplated by this Agreement will not infringe or violate the rights of any other person or entity. The Employee represents and warrants to the Company that he has returned all property and confidential information belonging to any prior employer.

                  2.       CASH AND INCENTIVE COMPENSATION.

                           (a) SALARY.  Except as  contemplated  by Section 2(b)
below, the Company shall pay the Employee as compensation for his services a base salary at a gross annual rate of $205,000. Such salary shall be adjusted to $250,000 effective January 1, 2006, and thereafter, on an annual basis by the Board of Directors, and payable in accordance with the Company's standard payroll procedures. (The annual compensation specified in this Subsection (a), together with any increases in such compensation that the Company may grant from time to time, is referred to in this Agreement as "Base Compensation.")

                           (b) BONUS.  The Employee shall be eligible to receive
a cash bonus each year during the Term hereof based upon the increase in share price of the Company's stock as measured by comparing the twenty trading day average for the period ending December 31 of the prior year versus the twenty day trading average for the period ending December 31 of the year in question, and multiplying the percentage increase in such share price, if any, times the Employee's Base Compensation for the year in question; provided, however, that in no event shall a bonus be payable unless the percentage increase in share price is at least fifteen percent (15%) from the prior year's period.

                           (c) INSURANCE COVERAGE. The Employee will be eligible
to participate in Company-sponsored benefit plans, including the Company's medical plan, in the same manner as Company and any third-party benefit provider make such opportunities available to Company's regular full-time employees, subject to any such third-party benefit provider's determination that Employee is eligible to participate in such plan. The Company shall pay, on Employee's behalf, or reimburse Employee in the event the Employee paid such amount, the amount payable by Employee as a premium for coverage for Employee and his family under the Company's health insurance plan, and shall pay the premium for a life insurance policy for Employee, with the proceeds payable to a beneficiary or beneficiaries of his choice, in an amount not more than $0 per year.

                           (d) VACATION.  Employee  shall be entitled to no less

than two weeks paid vacation per year, provided that, in the event Employee is unable to use all of such vacation in any given calendar year, Employee shall be able to carry up to two weeks of vacation to the following year, but any unused vacation in excess of such two weeks shall be forfeited.

                           (e) 401(K)  CONTRIBUTIONS.  In the event that the
Company establishes a 401(k) plan for its employees, and to the extent permissible, the Company shall match the Employee's contributions to the 401(k) plan, up to a maximum of 15 percent of Employee's Base Compensation, or to the maximum permitted by law, whichever is lesser.

                           (f) MEDICAL LEAVE.  In the event that the Employee is
disabled or otherwise unable to perform his duties hereunder for a period in excess of Employee's available vacation time and the available sick leave under the Company's then-current leave plans, the Employee shall be entitled to continue to receive his full Base Compensation for a period of up to six (6) months, if necessary. The Company shall, in addition, use its best efforts to obtain a long-term disability policy, at its expense, for Employee, which policy shall provide that no less than fifty percent (50%) of Employee's then-current Base Compensation shall be payable to Employee for the remainder of his life or until he reaches the maximum age permissible under such long-term disability plans.

                  3. BUSINESS EXPENSES. During his Employment, the Employee shall be authorized to incur necessary and reasonable communication, travel, entertainment and other business expenses in connection with his duties hereunder. The Company shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation, all in accordance with the Company's generally applicable policies.

                  4.       TERM OF EMPLOYMENT.

                           (a) BASIC  RULE.  Subject  to the terms of Section 5,
the Employee's Employment with the Company shall be "at will," meaning that either the Employee or the Company shall be entitled to terminate the Employee's Employment at any time and for any reason, with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee). Any contrary representations that may have been made to the Employee shall be superseded by this Agreement. This Agreement shall constitute the full and complete agreement between the Employee and the Company on the "at will" nature of the Employee's Employment, which may only be changed in an express written agreement signed by the Employee and a duly authorized officer of the Company.

                           (b)  TERMINATION.  The  Employee,  or  subject to the
terms of Section 5, the Company, may terminate the Employee's Employment at any time and for any reason (or no reason), and with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee), by giving the other party notice in writing. The Employee's Employment shall terminate automatically in the event of his death.

                           (c)  RIGHTS  UPON  TERMINATION.  Except as  expressly
provided in Section 5, upon the termination of the Employee's Employment pursuant to this Section 4, the Employee shall only be entitled to the compensation, benefits and reimbursements described in Sections 2 and 3 for the period preceding the effective date of the termination.

                  5.       TERMINATION BENEFITS.

                           (a)  GENERAL  RELEASE.  Any other  provision  of this
Agreement notwithstanding, Subsections (b) and (c) below shall not apply unless the Employee (i) has executed a general release (in a form prescribed by the Company) of all known and unknown claims that he may then have against the Company or persons affiliated with the Company, and (ii) has agreed not to prosecute any legal action or other proceeding based upon any of such claims.

                           (b)  SEVERANCE  PAY.  If,  during  the  term  of this
Agreement, the Company terminates the Employee's Employment for any reason other than Cause or Permanent Disability, or if the Employee voluntarily resigns following a Constructive Termination, (collectively, a "Termination Event"), then the Company shall pay the Employee his Base Compensation for a period of twelve (12) months following the termination of his Employment. Such Base Compensation shall be paid at the rate in effect at the time of the termination of Employment and in accordance with the Company's standard payroll procedures. In addition, the Company shall also reimburse the Employee for the payment of the Employee's COBRA or equivalent other replacement medical and dental insurance premiums for a period of twelve (12) months.

                           (c) CHANGE OF CONTROL.  In the event that Employee is
subject to a Termination Event within twelve (12) months of a Change in Control, then in addition to the payment set forth in subsection (b) above, Employee shall also be entitled to receive an additional severance payment equal to twelve (12) months' Base Compensation at the then-current rate, payable in a lump sum on termination of employment.

                           (d)  DEFINITION  OF "CAUSE." For all  purposes  under
this Agreement, "Cause" shall mean:

                                    (i)   Any    breach   of   the    Invention,
Confidential Information and Non-Competition Agreement dated the date hereof between the Employee and the Company, as determined by the Board of Directors of the Company;

                                    (ii) Conviction of, or a plea of "guilty" or
"no contest" to, a felony, or a plea of "guilty" or "no contest" to a lesser included offense in exchange for withdrawal of a felony indictment or felony charge by indictment, in each case whether arising under the laws of the United States or any state thereof;

                                    (iii) Gross  misconduct or gross  negligence
in the performance of duties assigned to the Employee under this Agreement, as determined by the Board of Directors; or

                                    (iv) Employee's  repeated failure to perform
substantially all of the duties of his employment or to follow and comply with the reasonable and lawful written directives of the Board of Directors of the Company after such Employee has been informed in writing of such failure and given a period of not less than 30 days to remedy such failure.

                           (e)  DEFINITION  OF  "CHANGE  OF  CONTROL."  For  all
purposes under this Agreement, "Change of Control" shall mean:

                                    (i)  The   consummation   of  a  merger   or
consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; provided, however, that any financing in which the Company shall issue and sell shares of its capital stock or securities convertible into equity securities of the Company shall not constitute a change in control even if persons who were not stockholders of the Company immediately prior to such financing own immediately after such financing 50% or more of the voting power of the Company's outstanding securities; or

                                    (ii) The sale, transfer or other disposition
of all or substantially all of the Company's assets or capital stock.

                           (f) DEFINITION OF "CONSTRUCTIVE TERMINATION." For all
purposes under this Agreement, Constructive Termination shall mean the voluntary resignation of the Employee within twelve (12) months following:

                                    (i) A change in the Employee's position with
the Company without the Employee's consent that materially reduces his level of authority, responsibilities and duties;

                                    (ii)   A   substantial   reduction   in  the
Employee's Base Compensation unless due to a lack of available funds and the Employee is treated similarly to all other employees; or

                                    (iii)  Receipt of notice from  Company  that
the Employee's principal workplace will be relocated by more than 50 miles without his consent.

                           (g)  DEFINITION  OF "PERMANENT  DISABILITY."  For all
purposes under this Agreement, "Permanent Disability" shall mean that the Employee, at the time notice is given, has failed to perform his duties under this Agreement (excluding an approved leave from work or a leave required by law) for a period of more than 30 business days in any 90 consecutive days (or such longer period as may be required by law) as the result of his incapacity due to physical or mental injury, disability or illness.

                  6. NON-SOLICITATION, NON-DISCLOSURE AND NON-COMPETITION. The Employee has entered into an Invention, Confidential Information and Non-Competition Agreement with the Company, in the form attached hereto as Exhibit B, which is incorporated herein by reference.

                  7. INSURANCE. During the term of this Agreement, the Company will use its best efforts to maintain liability insurance to cover actions of its directors and officers for an amount not less than $5 million and will include Employee on this policy.

                  8.       SUCCESSORS.

                           (a) COMPANY'S  SUCCESSORS.  This  Agreement  shall be
binding upon any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business, capital stock and/or assets. For all purposes under this Agreement, the term "Company" shall include any successor to the Company's business and/or assets which becomes bound by this Agreement.

                           (b)  EMPLOYEE'S  SUCCESSORS.  This  Agreement and all

rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.

                  9.       MISCELLANEOUS PROVISIONS.

                           (a)  NOTICE.  Notices  and all  other  communications
contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to him at the home address which he most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.

                           (b) MODIFICATIONS  AND WAIVERS.  No provision of this
Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.

                           (c)  WHOLE   AGREEMENT.   This   Agreement   and  the
Invention, Confidential Information and Non-Competition Agreement contain the entire understanding of the parties with respect to the subject matter hereof. No other agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in such agreements have been made or entered into by either party with respect to the subject matter hereof.

                           (d) WITHHOLDING  TAXES.  All payments made under this
Agreement shall be subject to reduction to reflect taxes or other charges required to be withheld by law.

                           (e) CHOICE OF LAW AND SEVERABILITY. This Agreement is
executed by the parties in the State of Texas and shall be interpreted in accordance with the laws of such State (except their provisions governing the choice of law). If any provision of this Agreement becomes or is deemed invalid, illegal or unenforceable in any jurisdiction by reason of the scope, extent or duration of its coverage, then such provision shall be deemed amended to the extent necessary to conform to applicable law so as to be valid and enforceable or, if such provision cannot be so amended without materially altering the intention of the parties, then such provision shall be stricken and the remainder of this Agreement shall continue in full force and effect. Should there ever occur any conflict between any provision contained in this Agreement and any present or future statute, law, ordinance or regulation contrary to which the parties have no legal right to contract, then the latter shall prevail but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it into compliance with applicable law. All the other terms and provisions of this Agreement shall continue in full force and effect without impairment or limitation.

                           (f) ARBITRATION. Any controversy or claim arising out
of or relating to this Agreement or the breach thereof, or the Employee's Employment or the termination thereof, shall be settled in Houston, Texas, by arbitration in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association. The decision of the arbitrator shall be final and binding on the parties, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The parties hereby agree that the arbitrator shall be empowered to enter an equitable decree mandating specific enforcement of the terms of this Agreement. The Company and the Employee shall share equally all fees and expenses of the arbitrator. The Employee hereby consents to personal jurisdiction of the state and federal courts located in the State of Texas for any action or proceeding arising from or relating to this Agreement or relating to any arbitration in which the parties are participants.

                           (g) NO ASSIGNMENT.  This Agreement and all rights and
obligations of the Employee hereunder are personal to the Employee and may not be transferred or assigned by the Employee at any time. The Company may assign this Agreement and all of its rights hereunder to any parent, subsidiary or affiliate of Company or to any third party in connection with the (i) sale or transfer of all or substantially all of the assets or capital stock of Company to such third party or (ii) merger or consolidation of Company with such third party.

                           (h)  COUNTERPARTS.  This Agreement may be executed in
one or more counterparts, each of which shall be deemed an original, but both of which together shall constitute one and the same instrument.







                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY.]

         IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.

                                             EMPLOYEE:




                                             /s/ Lawrence M. Wunderlich
                                                 -------------------------
                                                 Lawrence M. Wunderlich


                                             COMPANY:

                                             CYTOGENIX, INC.




                                             By:      /s/ Malcolm Skolnick
                                                      ---------------------
                                             Name:
                                                      ---------------------
                                             Title:   President and CEO
                                                      ---------------------

                                    EXHIBIT A



List of any business obligations of Employee where professional services rendered:

         1. None

         2. None

         3. None

         4. None

         5. None

                                    EXHIBIT B

    Form of Invention, Confidential Information and Non-Competition Agreement

                                 (See attached)

                   CONFIDENTIALITY AND NONDISCLOSURE AGREEMENT

         This Confidentiality Agreement (AGREEMENT) is made effective this 7 day of February, 2005, between CYTOGENIX, INC. of 3100 WILCREST DRIVE, HOUSTON, TEXAS 77042 (HEREINAFTER "CYGX") and LAWRENCE WUNDERLICH of HOUSTON, TX 77077 (HEREINAFTER "EMPLOYEE")

================================================================================

         In this AGREEMENT, CYGX and EMPLOYEE each own Confidential Information. CYGX and EMPLOYEE (hereinafter collectively "THE PARTIES") desire to disclose such Confidential Information to each other.

         CYGX is engaged in molecular biology research and development of technologies related to gene silencing. EMPLOYEE has background and training useful in CYGX' scientific and business development. Confidential information is being disclosed to enable productive participation by EMPLOYEE in CYGX activities. EMPLOYEE has represented that EMPLOYEE will protect the confidential material and information which may be disclosed by CYGX to EMPLOYEE. CYGX has represented that CYGX will protect the confidential material and information which may be rightfully disclosed by EMPLOYEE to CYGX.

Therefore, THE PARTIES agree as follows:

1. CONFIDENTIAL INFORMATION. The term "CONFIDENTIAL INFORMATION" means any secret or proprietary information or material relating to CYGX' research, development or business activities, whether or not owned or developed by CYGX, which is not generally known other than by THE PARTIES, and which THE PARTIES may obtain through any direct or indirect contact with THE PARTIES or others.

a. CONFIDENTIAL INFORMATION includes without limitation: business records and plans, financial statements, patents, patent applications, continuations-in-part, continuations, divisionals, records, trade secrets, technical information and reports, products, inventions, meeting notes, laboratory notes, email and other correspondence, pricing structure, discounts, costs, copyrights and other intellectual property, market or business segment to be serviced by THE PARTIES, purposes for which THE PARTIES' service is offered, scientific data, laboratory or clinical procedures, and other proprietary information.

b. CONFIDENTIAL INFORMATION does not include: matters of public knowledge that result from disclosure by THE PARTIES, information disclosed by THE PARTIES with the prior written consent of THE PARTIES and any other information that THE PARTIES agree in writing is not confidential.

2. PROTECTION OF CONFIDENTIAL INFORMATION. THE PARTIES understand and acknowledge that the CONFIDENTIAL INFORMATION has been developed or obtained by THE PARTIES by the investment of significant time, effort and expense, and that the CONFIDENTIAL INFORMATION is a valuable, special and unique asset of THE PARTIES which provides THE PARTIES with a significant competitive advantage. Therefore, THE PARTIES agree to hold in confidence and to not disclose the CONFIDENTIAL INFORMATION to any person or entity without the prior written consent of THE PARTIES.

     EMPLOYEE shall not disclose to CYGX information possessed by EMPLOYEE which EMPLOYEE is required to maintain confidential because of a previous agreement unless EMPLOYEE has obtained written agreement from the other Party(ies) to said previous agreement related to said disclosure. Wrongful disclosure of such confidential information to CYGX may be considered grounds for immediate dismissal.


     Unauthorized Disclosure of Information. If it appears that EMPLOYEE has disclosed (or has threatened to disclose) CONFIDENTIAL INFORMATION in violation of this AGREEMENT, CYGX shall be entitled to an injunction to restrain EMPLOYEE from disclosing, in whole or in part, the CONFIDENTIAL INFORMATION. CYGX shall not be prohibited by this provision from pursuing other remedies, including a claim for losses and damages.


3. RETURN OF CONFIDENTIAL INFORMATION. Upon the written request of CYGX, EMPLOYEE shall return to CYGX all materials whether written, magnetically stored or reduced to any other tangible medium containing the CONFIDENTIAL INFORMATION. EMPLOYEE shall also deliver to CYGX signed written statements signed certifying that all materials have been returned within five (5) days of receipt of the request.

4. EMPLOYEE grants CYGX the right to use any confidential information which EMPLOYEE may rightfully disclose.

5. EMPLOYEE agrees that any CONFIDENTIAL INFORMATION developed by EMPLOYEE while employed by CYGX is the property of CYGX. EMPLOYEE further agrees to promptly disclose said developed CONFIDENTIAL INFORMATION to CYGX.

6. EMPLOYEE acknowledges that, as between CYGX and EMPLOYEE, the CONFIDENTIAL INFORMATION and all related copyrights, patents and all other intellectual property rights, are (and at all times will be) the property of CYGX, even if suggestions, comments, and/or ideas made by EMPLOYEE are incorporated into the CONFIDENTIAL INFORMATION or related materials during the period of this AGREEMENT.

7. GENERAL PROVISIONS. This AGREEMENT sets forth the entire understanding of THE PARTIES regarding confidentiality. Any amendments must be in writing and signed by both parties. This AGREEMENT shall be construed under the laws of the State of Texas. This AGREEMENT shall not be assigned by either party, and neither party may delegate its duties under this AGREEMENT, without the prior written consent of the other party.

8. SEVERABILITY. Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid or unenforceable. Should any material term of this Agreement be in conflict any laws or regulations, the parties shall in good faith attempt to negotiate a lawful modification of this Agreement which will preserve, to the greatest extent possible, the original expectation of the parties.

(CYGX)



By:                                                                 2/7/05
    -----------------------------------                          --------------
      Malcolm Skolnick                                                 Date
      President and CEO


(EMPLOYEE)


By:                                                                 2/7/05
    -----------------------------------                          -------------
      Lawrence Wunderlich                                              Date

                                                                    Exhibit 10.6

                              EMPLOYMENT AGREEMENT


                  This Employment Agreement ("Agreement") is dated this 1st day of January, 2005 to be effective as of January 1, 2005 (the "Effective Date") by and between Frank Vazquez (the "Employee") and CYTOGENIX, INC., a Nevada corporation (the "Company").


                  1.       DUTIES AND SCOPE OF EMPLOYMENT.


                           (a) POSITION.  For the term of his  employment  under
this Agreement (the "Employment"), the Company agrees to employ the Employee in the position of EXECUTIVE VICE PRESIDENT AND CHIEF OPERATING OFFICER. Employee shall report to the Company's President and Chief Executive Officer. Employee shall perform the duties and responsibilities customarily associated with such position, and such other duties and responsibilities that are assigned to him by the President and Chief Executive Officer and/or the Board of Directors.


                           (b)   OBLIGATIONS   TO  THE   COMPANY.   During   his
Employment, the Employee shall devote substantially all of his business time, attention, skill and efforts to the faithful performance of his duties hereunder. Employee shall not embark on any business efforts outside of those described herein that would be in conflict with the faithful performance of his duties as described herein. Any substantial business obligations outside of the Employee's obligations to the Company shall be disclosed in Exhibit A, which will be approved by the Company's President and/or Board of Directors and updated and reviewed on an annual basis. The Employee shall comply with the Company's policies and rules as they may be in effect from time to time during his Employment.


                           (c)  NO   CONFLICTING   OBLIGATIONS.   The   Employee
represents and warrants to the Company that he is under no obligations or commitments, whether contractual or otherwise, that are inconsistent with his obligations under this Agreement or that would represent a conflict of interest. The Employee represents and warrants that he will not use or disclose, in connection with his employment by the Company, any trade secrets or other proprietary information or intellectual property in which the Employee or any other person has any right, title or interest and that his employment by the Company as contemplated by this Agreement will not infringe or violate the rights of any other person or entity. The Employee represents and warrants to the Company that he has returned all property and confidential information belonging to any prior employer.


                  2.       CASH AND INCENTIVE COMPENSATION.


                           (a) SALARY.  Except as  contemplated  by Section 2(b)
below, the Company shall pay the Employee as compensation for his services a base salary at a gross annual rate of $205,000. Such salary shall be adjusted to $250,000 effective January 1, 2006, and thereafter, on an annual basis by the Board of Directors, and payable in accordance with the Company's standard payroll procedures. (The annual compensation specified in this Subsection (a), together with any increases in such compensation that the Company may grant from time to time, is referred to in this Agreement as "Base Compensation.")


                           (b) BONUS.  The Employee shall be eligible to receive
a cash bonus each year during the Term hereof based upon the increase in share price of the Company's stock as measured by comparing the twenty trading day average for the period ending December 31 of the prior year versus the twenty day trading average for the period ending December 31 of the year in question, and multiplying the percentage increase in such share price, if any, times the Employee's Base Compensation for the year in question; provided, however, that in no event shall a bonus be payable unless the percentage increase in share price is at least fifteen percent (15%) from the prior year's period.


                           (c) INSURANCE COVERAGE. The Employee will be eligible
to participate in Company-sponsored benefit plans, including the Company's medical plan, in the same manner as Company and any third-party benefit provider make such opportunities available to Company's regular full-time employees, subject to any such third-party benefit provider's determination that Employee is eligible to participate in such plan. The Company shall pay, on Employee's behalf, or reimburse Employee in the event the Employee paid such amount, the amount payable by Employee as a premium for coverage for Employee and his family under the Company's health insurance plan, and shall pay the premium for a life insurance policy for Employee, with the proceeds payable to a beneficiary or beneficiaries of his choice, in an amount not more than $0 per year.


                           (d) VACATION.  Employee  shall be entitled to no less
than two weeks paid vacation per year, provided that, in the event Employee is unable to use all of such vacation in any given calendar year, Employee shall be able to carry up to two weeks of vacation to the following year, but any unused vacation in excess of such two weeks shall be forfeited.


                           (e)      401(K) CONTRIBUTIONS.  In the event that the
Company establishes a 401(k) plan for its employees, and to the extent permissible, the Company shall match the Employee's contributions to the 401(k) plan, up to a maximum of 15 percent of Employee's Base Compensation, or to the maximum permitted by law, whichever is lesser.


                           (f) MEDICAL LEAVE.  In the event that the Employee is
disabled or otherwise unable to perform his duties hereunder for a period in excess of Employee's available vacation time and the available sick leave under the Company's then-current leave plans, the Employee shall be entitled to continue to receive his full Base Compensation for a period of up to six (6) months, if necessary. The Company shall, in addition, use its best efforts to obtain a long-term disability policy, at its expense, for Employee, which policy shall provide that no less than fifty percent (50%) of Employee's then-current Base Compensation shall be payable to Employee for the remainder of his life or until he reaches the maximum age permissible under such long-term disability plans.

                  3. BUSINESS EXPENSES. During his Employment, the Employee shall be authorized to incur necessary and reasonable communication, travel, entertainment and other business expenses in connection with his duties hereunder. The Company shall reimburse the Employee for such expenses upon presentation of an itemized account and appropriate supporting documentation, all in accordance with the Company's generally applicable policies.


                  4.       TERM OF EMPLOYMENT.

                           (a) BASIC  RULE.  Subject  to the terms of Section 5,
the Employee's Employment with the Company shall be "at will," meaning that either the Employee or the Company shall be entitled to terminate the Employee's Employment at any time and for any reason, with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee). Any contrary representations that may have been made to the Employee shall be superseded by this Agreement. This Agreement shall constitute the full and complete agreement between the Employee and the Company on the "at will" nature of the Employee's Employment, which may only be changed in an express written agreement signed by the Employee and a duly authorized officer of the Company.


                           (b)  TERMINATION.  The  Employee,  or  subject to the
terms of Section 5, the Company, may terminate the Employee's Employment at any time and for any reason (or no reason), and with or without Cause (in the case of the Company) or Constructive Termination (in the case of Employee), by giving the other party notice in writing. The Employee's Employment shall terminate automatically in the event of his death.


                           (c)  RIGHTS  UPON  TERMINATION.  Except as  expressly
provided in Section 5, upon the termination of the Employee's Employment pursuant to this Section 4, the Employee shall only be entitled to the compensation, benefits and reimbursements described in Sections 2 and 3 for the period preceding the effective date of the termination.

                  5.       TERMINATION BENEFITS.


                           (a)  GENERAL  RELEASE.  Any other  provision  of this
Agreement notwithstanding, Subsections (b) and (c) below shall not apply unless the Employee (i) has executed a general release (in a form prescribed by the Company) of all known and unknown claims that he may then have against the Company or persons affiliated with the Company, and (ii) has agreed not to prosecute any legal action or other proceeding based upon any of such claims.


                           (b)  SEVERANCE  PAY.  If,  during  the  term  of this
Agreement, the Company terminates the Employee's Employment for any reason other than Cause or Permanent Disability, or if the Employee voluntarily resigns following a Constructive Termination, (collectively, a "Termination Event"), then the Company shall pay the Employee his Base Compensation for a period of twelve (12) months following the termination of his Employment. Such Base Compensation shall be paid at the rate in effect at the time of the termination of Employment and in accordance with the Company's standard payroll procedures. In addition, the Company shall also reimburse the Employee for the payment of the Employee's COBRA or equivalent other replacement medical and dental insurance premiums for a period of twelve (12) months.


                           (c) CHANGE OF CONTROL.  In the event that Employee is
subject to a Termination Event within twelve (12) months of a Change in Control, then in addition to the payment set forth in subsection (b) above, Employee shall also be entitled to receive an additional severance payment equal to twelve (12) months' Base Compensation at the then-current rate, payable in a lump sum on termination of employment.


                           (d)  DEFINITION  OF "CAUSE." For all  purposes  under
this Agreement, "Cause" shall mean:


                                    (i)   Any    breach   of   the    Invention,
Confidential Information and Non-Competition Agreement dated the date hereof between the Employee and the Company, as determined by the Board of Directors of the Company;


                                    (ii) Conviction of, or a plea of "guilty" or
"no contest" to, a felony, or a plea of "guilty" or "no contest" to a lesser included offense in exchange for withdrawal of a felony indictment or felony charge by indictment, in each case whether arising under the laws of the United States or any state thereof;


                                    (iii) Gross  misconduct or gross  negligence
in the performance of duties assigned to the Employee under this Agreement, as determined by the Board of Directors; or


                                    (iv) Employee's  repeated failure to perform
substantially all of the duties of his employment or to follow and comply with the reasonable and lawful written directives of the Board of Directors of the Company after such Employee has been informed in writing of such failure and given a period of not less than 30 days to remedy such failure.


                           (e)  DEFINITION  OF  "CHANGE  OF  CONTROL."  For  all
purposes under this Agreement, "Change of Control" shall mean:


                                    (i)  The   consummation   of  a  merger   or
consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or indirect parent corporation of such continuing or surviving entity; provided, however, that any financing in which the Company shall issue and sell shares of its capital stock or securities convertible into equity securities of the Company shall not constitute a change in control even if persons who were not stockholders of the Company immediately prior to such financing own immediately after such financing 50% or more of the voting power of the Company's outstanding securities; or

                                    (ii) The sale, transfer or other disposition
of all or substantially all of the Company's assets or capital stock.


                           (f) DEFINITION OF "CONSTRUCTIVE TERMINATION." For all
purposes under this Agreement, Constructive
Termination  shall mean the voluntary  resignation of the Employee within twelve
(12) months following:


                                    (i) A change in the Employee's position with
the Company without the Employee's consent that materially reduces his level of authority, responsibilities and duties;


                                    (ii)   A   substantial   reduction   in  the
Employee's Base Compensation unless due to a lack of available funds and the Employee is treated similarly to all other employees; or


                                    (iii)  Receipt of notice from  Company  that
the Employee's principal workplace will be relocated by more than 50 miles without his consent.


                           (g)  DEFINITION  OF "PERMANENT  DISABILITY."  For all
purposes under this Agreement, "Permanent Disability" shall mean that the Employee, at the time notice is given, has failed to perform his duties under this Agreement (excluding an approved leave from work or a leave required by law) for a period of more than 30 business days in any 90 consecutive days (or such longer period as may be required by law) as the result of his incapacity due to physical or mental injury, disability or illness.


                  6. NON-SOLICITATION, NON-DISCLOSURE AND NON-COMPETITION. The Employee has entered into an Invention, Confidential Information and Non-Competition Agreement with the Company, in the form attached hereto as Exhibit B, which is incorporated herein by reference.


                  7. INSURANCE. During the term of this Agreement, the Company will use its best efforts to maintain liability insurance to cover actions of its directors and officers for an amount not less than $5 million and will include Employee on this policy.


                  8. SUCCESSORS.


                           (a) COMPANY'S  SUCCESSORS.  This  Agreement  shall be
binding upon any successor (whether direct or indirect and whether by purchase, lease, merger, consolidation, liquidation or otherwise) to all or substantially all of the Company's business, capital stock and/or assets. For all purposes under this Agreement, the term "Company" shall include any successor to the Company's business and/or assets which becomes bound by this Agreement.


                           (b)  EMPLOYEE'S  SUCCESSORS.  This  Agreement and all
rights of the Employee hereunder shall inure to the benefit of, and be enforceable by, the Employee's personal or legal representatives, executors, administrators, successors, heirs, distributees, devisees and legatees.


                  9.       MISCELLANEOUS PROVISIONS.


                           (a)  NOTICE.  Notices  and all  other  communications
contemplated by this Agreement shall be in writing and shall be deemed to have been duly given when personally delivered or when mailed by U.S. registered or certified mail, return receipt requested and postage prepaid. In the case of the Employee, mailed notices shall be addressed to him at the home address which he most recently communicated to the Company in writing. In the case of the Company, mailed notices shall be addressed to its corporate headquarters, and all notices shall be directed to the attention of its Secretary.


                           (b) MODIFICATIONS  AND WAIVERS.  No provision of this
Agreement shall be modified, waived or discharged unless the modification, waiver or discharge is agreed to in writing and signed by the Employee and by an authorized officer of the Company (other than the Employee). No waiver by either party of any breach of, or of compliance with, any condition or provision of this Agreement by the other party shall be considered a waiver of any other condition or provision or of the same condition or provision at another time.


                           (c)  WHOLE   AGREEMENT.   This   Agreement   and  the
Invention, Confidential Information and Non-Competition Agreement contain the entire understanding of the parties with respect to the subject matter hereof. No other agreements, representations or understandings (whether oral or written and whether express or implied) which are not expressly set forth in such agreements have been made or entered into by either party with respect to the subject matter hereof.


                           (d) WITHHOLDING  TAXES.  All payments made under this
Agreement shall be subject to reduction to reflect taxes or other charges required to be withheld by law.


                           (e) CHOICE OF LAW AND SEVERABILITY. This Agreement is
executed by the parties in the State of Texas and shall be interpreted in accordance with the laws of such State (except their provisions governing the choice of law). If any provision of this Agreement becomes or is deemed invalid, illegal or unenforceable in any jurisdiction by reason of the scope, extent or duration of its coverage, then such provision shall be deemed amended to the extent necessary to conform to applicable law so as to be valid and enforceable or, if such provision cannot be so amended without materially altering the intention of the parties, then such provision shall be stricken and the remainder of this Agreement shall continue in full force and effect. Should there ever occur any conflict between any provision contained in this Agreement and any present or future statute, law, ordinance or regulation contrary to which the parties have no legal right to contract, then the latter shall prevail but the provision of this Agreement affected thereby shall be curtailed and limited only to the extent necessary to bring it into compliance with applicable law. All the other terms and provisions of this Agreement shall continue in full force and effect without impairment or limitation.


                           (f) ARBITRATION. Any controversy or claim arising out
of or relating to this Agreement or the breach thereof, or the Employee's Employment or the termination thereof, shall be settled in Houston, Texas, by arbitration in accordance with the National Rules for the Resolution of Employment Disputes of the American Arbitration Association. The decision of the arbitrator shall be final and binding on the parties, and judgment on the award rendered by the arbitrator may be entered in any court having jurisdiction thereof. The parties hereby agree that the arbitrator shall be empowered to enter an equitable decree mandating specific enforcement of the terms of this Agreement. The Company and the Employee shall share equally all fees and expenses of the arbitrator. The Employee hereby consents to personal jurisdiction of the state and federal courts located in the State of Texas for any action or proceeding arising from or relating to this Agreement or relating to any arbitration in which the parties are participants.


                           (g) NO ASSIGNMENT.  This Agreement and all rights and
obligations of the Employee hereunder are personal to the Employee and may not be transferred or assigned by the Employee at any time. The Company may assign this Agreement and all of its rights hereunder to any parent, subsidiary or affiliate of Company or to any third party in connection with the (i) sale or transfer of all or substantially all of the assets or capital stock of Company to such third party or (ii) merger or consolidation of Company with such third party.


                           (h)  COUNTERPARTS.  This Agreement may be executed in
one or more counterparts, each of which shall be deemed an original, but both of which together shall constitute one and the same instrument.







                  [REMAINDER OF PAGE LEFT BLANK INTENTIONALLY.]

769001v.2 43626/1
         IN WITNESS WHEREOF, each of the parties has executed this Agreement, in the case of the Company by its duly authorized officer, as of the day and year first above written.

                                                     EMPLOYEE:




                                                     /s/ Frank Vazquez
                                                     ----------------------
                                                     Frank Vazquez


                                                     COMPANY:

                                                     CYTOGENIX, INC.




                                                     By:      s/Malcolm Skolnick
                                                          ----------------------
                                                     Name:
                                                            --------------------
                                                     Title:   President and CEO
                                                             -------------------

                                    EXHIBIT A

List of any business obligations of Employee where professional services rendered:

         1. None

         2. None

         3. None

         4. None

         5. None

                                    EXHIBIT B

    Form of Invention, Confidential Information and Non-Competition Agreement

                                 (See attached)

                   CONFIDENTIALITY AND NONDISCLOSURE AGREEMENT

         This Confidentiality Agreement (AGREEMENT) is made effective this 7 day of February, 2005, between CYTOGENIX, INC. of 3100 WILCREST DRIVE, HOUSTON,
TEXAS 77042 (HEREINAFTER "CYGX") and FRANK VAZQUEZ of HOUSTON, TX 77077 (HEREINAFTER "EMPLOYEE")


================================================================================

         In this AGREEMENT, CYGX and EMPLOYEE each own Confidential Information. CYGX and EMPLOYEE (hereinafter collectively "THE PARTIES") desire to disclose such Confidential Information to each other.

         CYGX is engaged in molecular biology research and development of technologies related to gene silencing. EMPLOYEE has background and training useful in CYGX' scientific and business development. Confidential information is being disclosed to enable productive participation by EMPLOYEE in CYGX activities. EMPLOYEE has represented that EMPLOYEE will protect the confidential material and information which may be disclosed by CYGX to EMPLOYEE. CYGX has represented that CYGX will protect the confidential material and information which may be rightfully disclosed by EMPLOYEE to CYGX.

Therefore, THE PARTIES agree as follows:

1. CONFIDENTIAL INFORMATION. The term "CONFIDENTIAL INFORMATION" means any secret or proprietary information or material relating to CYGX' research, development or business activities, whether or not owned or developed by CYGX, which is not generally known other than by THE PARTIES, and which THE PARTIES may obtain through any direct or indirect contact with THE PARTIES or others.

a. CONFIDENTIAL INFORMATION includes without limitation: business records and plans, financial statements, patents, patent applications, continuations-in-part, continuations, divisionals, records, trade secrets, technical information and reports, products, inventions, meeting notes, laboratory notes, email and other correspondence, pricing structure, discounts, costs, copyrights and other intellectual property, market or business segment to be serviced by THE PARTIES, purposes for which THE PARTIES' service is offered, scientific data, laboratory or clinical procedures, and other proprietary information.

b. CONFIDENTIAL INFORMATION does not include: matters of public knowledge that result from disclosure by THE PARTIES, information disclosed by THE PARTIES with the prior written consent of THE PARTIES and any other information that THE PARTIES agree in writing is not confidential.

2. PROTECTION OF CONFIDENTIAL INFORMATION. THE PARTIES understand and acknowledge that the CONFIDENTIAL INFORMATION has been developed or obtained by THE PARTIES by the investment of significant time, effort and expense, and that the CONFIDENTIAL INFORMATION is a valuable, special and unique asset of THE PARTIES which provides THE PARTIES with a significant competitive advantage. Therefore, THE PARTIES agree to hold in confidence and to not disclose the CONFIDENTIAL INFORMATION to any person or entity without the prior written consent of THE PARTIES.

     EMPLOYEE shall not disclose to CYGX information possessed by EMPLOYEE which EMPLOYEE is required to maintain confidential because of a previous agreement unless EMPLOYEE has obtained written agreement from the other Party(ies) to said previous agreement related to said disclosure. Wrongful disclosure of such confidential information to CYGX may be considered grounds for immediate dismissal.


     Unauthorized Disclosure of Information. If it appears that EMPLOYEE has disclosed (or has threatened to disclose) CONFIDENTIAL INFORMATION in violation of this AGREEMENT, CYGX shall be entitled to an injunction to restrain EMPLOYEE from disclosing, in whole or in part, the CONFIDENTIAL INFORMATION. CYGX shall not be prohibited by this provision from pursuing other remedies, including a claim for losses and damages.


3. RETURN OF CONFIDENTIAL INFORMATION. Upon the written request of CYGX, EMPLOYEE shall return to CYGX all materials whether written, magnetically stored or reduced to any other tangible medium containing the CONFIDENTIAL INFORMATION. EMPLOYEE shall also deliver to CYGX signed written statements signed certifying that all materials have been returned within five (5) days of receipt of the request.

4. EMPLOYEE grants CYGX the right to use any confidential information which EMPLOYEE may rightfully disclose.

5. EMPLOYEE agrees that any CONFIDENTIAL INFORMATION developed by EMPLOYEE while employed by CYGX is the property of CYGX. EMPLOYEE further agrees to promptly disclose said developed CONFIDENTIAL INFORMATION to CYGX.

6. EMPLOYEE acknowledges that, as between CYGX and EMPLOYEE, the CONFIDENTIAL INFORMATION and all related copyrights, patents and all other intellectual property rights, are (and at all times will be) the property of CYGX, even if suggestions, comments, and/or ideas made by EMPLOYEE are incorporated into the CONFIDENTIAL INFORMATION or related materials during the period of this AGREEMENT.

7. GENERAL PROVISIONS. This AGREEMENT sets forth the entire understanding of THE PARTIES regarding confidentiality. Any amendments must be in writing and signed by both parties. This AGREEMENT shall be construed under the laws of the State of Texas. This AGREEMENT shall not be assigned by either party, and neither party may delegate its duties under this AGREEMENT, without the prior written consent of the other party.

8. SEVERABILITY. Should any part of this Agreement for any reason be declared invalid or unenforceable, such decision shall not affect the validity or enforceability of any remaining portion, which remaining portion shall remain in force and effect as if this Agreement had been executed with the invalid or unenforceable portion thereof eliminated and it is hereby declared the intention of the parties hereto that they would have executed the remaining portion of this Agreement without including therein any such part, parts or portion which may, for any reason, be hereafter declared invalid or unenforceable. Should any material term of this Agreement be in conflict any laws or regulations, the parties shall in good faith attempt to negotiate a lawful modification of this Agreement which will preserve, to the greatest extent possible, the original expectation of the parties.




(CYGX)



By:                                                                   2/7/05
    ---------------------------------                                --------
      Malcolm Skolnick                                                 Date
      President and CEO


(EMPLOYEE)


By:                                                                   2/7/05
    -----------------------------------                              --------
      Frank Vazquez                                                    Date

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

Date: April 20, 2006

/s/ Malcolm Skolnick
----------------------------
MALCOLM SKOLNICK
PRESIDENT & CEO
(PRINCIPAL EXECUTIVE OFFICER)

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

Date: April 20, 2006

/s/ Lawrence Wunderlich
-------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
(PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

EXHIBIT 32.1


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


/s/ Malcolm H. Skolnick
-------------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER
APRIL 20, 2006

EXHIBIT 32.2

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


/s/ Lawrence Wunderlich
--------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER
APRIL 20, 2006