Form 10-Q
period 2006-03-31
CYTOGENIX INC
filed 2006-05-15
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2006

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

         Yes   X     No
             -----      -----


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

   Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]


         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2006, was 125,377,370




                                TABLE OF CONTENTS

PART I    FINANCIAL INFORMATION

          ITEM 1. - Financial Statements

                 Balance Sheets as of March 31, 2006 (Unaudited) and
                 December 31, 2005                                                     3

                 Statements of Operations for the three months ended March
                 31, 2006 and 2005 (Unaudited)                                         4

                 Statements of Cash Flows for the three months ended
                 March 31, 2006 and 2005 (Unaudited)                                   5

                 Notes to Financial Statements (unaudited)                             6

          ITEM 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              7

          ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk          11

          ITEM 4.  Controls and Procedures                                             11

PART II   OTHER INFORMATION                                                            11

          ITEM 1.  Legal Proceedings                                                   11

          ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds         12

          ITEM 3.  Exhibits                                                            13

SIGNATURES                                                                             14





                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                            March 31,      December 31,
                                                                               2006            2005
                                                                           (Unaudited)
                                                                           ------------    ------------

                                     ASSETS

Current Assets:
     Cash                                                                  $    540,635    $  1,307,965
     Inventory                                                                  176,571            --
     Prepaid expenses                                                            43,818          21,392
                                                                           ------------    ------------

                                Total Current Assets                            761,024       1,329,357

Property and equipment, net of $173,308 and $166,789 accumulated
     depreciation for March 31, 2006 and December 31, 2005, respectively        143,023          56,287
Deposits                                                                          6,399           6,399
Long-term investments - restricted                                              118,872         117,905
                                                                           ------------    ------------

                                    Total Assets                           $  1,029,318    $  1,509,948
                                                                           ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                      $    348,500    $    258,495
     Stockholders' subscription payable                                         365,000            --
     Accrued expenses                                                           943,791         843,932
                                                                           ------------    ------------

                             Total Current Liabilities                        1,657,291       1,102,427
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                          --              --
     Common stock, $.001 par value; 300,000,000 share authorized,
         125,377,370 and 124,460,970 share issued and outstanding as of
         March 31, 2006 and December 31, 2005, respectively                     125,377         124,461
     Additonal paid-in capital                                               23,970,170      23,971,086
     Treasury stock                                                            (629,972)       (629,972)
     Deficit accumulated during the development stage                       (24,093,548)    (23,058,054)
                                                                           ------------    ------------

                        Total Stockholders' Equity (Deficit)                   (627,973)        407,521
                                                                           ------------    ------------

                Total Liabilities and Stockholders' Equity (Deficit)       $  1,029,318    $  1,509,948
                                                                           ============    ============








The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
             THREE MONTHS ENDING MARCH 31, 2006 AND 2005 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
                                                                                       Inception
                                                                                        Through
                                                       2006              2005        March 31, 2006
                                                   -------------    -------------    --------------


REVENUES                                           $        --      $        --      $      82,575

COSTS OF REVENUES                                           --               --            264,893
                                                   -------------    -------------    -------------

       GROSS MARGIN                                         --               --           (182,318)

COSTS AND EXPENSES:
       Research and development                          498,509          346,852        8,304,697
       General and administrative                        522,358          330,780       13,443,271
       Consulting expense                                  9,075             --          1,527,556
       Depreciation and amortization                       6,518            8,845          276,111
       Impairment expense                                   --               --            345,588
       Equity in losses in joint venture                    --               --             10,000
                                                   -------------    -------------    -------------

LOSS FROM OPERATIONS                                  (1,036,460)        (686,477)     (24,089,541)

OTHER INCOME (EXPENSE):
       Gain on sale of security                             --               --                881
       Interest income                                       966             --              3,652
       Loss on disposal of property of equipment            --               (368)         (10,173)
       Dividend income                                      --               --              1,633
                                                   -------------    -------------    -------------

NET LOSS                                           $  (1,035,494)   $    (686,845)   $ (24,093,548)
                                                   =============    =============    =============

Net loss per share:
       Basic and diluted net loss per share        $       (0.01)   $       (0.01)
                                                   =============    =============

Weighted average shares outstanding:
       Basic and diluted                             124,613,703      109,652,754
                                                   =============    =============












The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
             THREE MONTHS ENDING MARCH 31, 2006 AND 2005 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2006
                                   (UNAUDITED)
                                                                                     Inception
                                                                                      Through
                                                                                     March 31,
                                                         2006           2005            2006
                                                    ------------    ------------    ------------

OPERATING ACTIVITIES:
    Net Loss                                        $ (1,035,494)   $   (686,845)   $(24,093,548)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                         6,518           8,845         272,736
      Impairment expense                                    --              --           345,588
      Loss on disposal of property & equipment              --               368          10,173
      Gain on long-term investments - restricted            (967)           --            (3,372)
      Stock issued for services                             --            11,000       7,470,978
      Stock option expense                                  --              --         2,062,193
      Equity in losses of joint venture                     --              --            10,000
      Changes in assets and liabilities:
         Inventory                                      (176,571)           --          (176,571)
         Prepaid expenses                                (22,426)           --           (43,818)
         Deposits                                           --              --            (6,399)
         Accounts payable                                 90,005         (10,723)        348,500
         Accrued expenses                                 99,859          96,764       1,749,010
                                                    ------------    ------------    ------------

Net cash used in operation activities                 (1,039,076)       (580,591)    (12,054,530)
                                                    ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                   (93,254)        (10,391)       (396,520)
    Issue note receivable                                   --              --           (25,100)
    Investment in long-term CD                              --              --          (115,500)
    Investment in joint venture                             --              --           (10,000)
                                                    ------------    ------------    ------------

Net cash used in investing activities                    (93,254)        (10,391)       (547,120)
                                                    ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                             --              --           250,000
    Payment on notes payable                                --              --          (250,000)
    Treasury share sold                                     --              --         1,290,568
    Purchase of treasury shares                             --              --           (60,000)
    Buyback of stock warrants                               --              --              (571)
    Proceeds from stock subscriptions                    365,000            --           365,000
    Sale of common stock, net fundraising                   --           437,080      10,597,789
    Sale of common stock for exercised warrants             --              --           796,999
    Contributions to capital                                --              --           152,500
                                                    ------------    ------------    ------------

Net cash used in financing activities                    365,000         437,080      13,142,285
                                                    ------------    ------------    ------------

NET CHANGE IN CASH                                      (767,330)       (153,902)        540,635
CASH, beginning of period                              1,307,965         453,235            --
                                                    ------------    ------------    ------------

CASH, end of period                                 $    540,635    $    299,333    $    540,635
                                                    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                   $       --      $       --      $       --
                                                    ============    ============    ============

    Income taxes paid                               $       --      $       --      $       --
                                                    ============    ============    ============

NONCASH TRANSACTIONS:
    Common stock issued for debt                    $       --      $    542,126    $    805,219
    Received treasury stock for note receivable             --              --            25,100
    Common stock issued for patent                          --              --           375,000



The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDTIED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ending December 31, 2005, as reported in the 10K, have been omitted.

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform with the March 31, 2006 financial statement presentation.

NOTE 3 - COMMON STOCK

In the three months ending March 31, 2006, CytoGenix issued a total of 916,400 shares of common stock to financial consultants for the $0.25 per share private placement. The shares were recorded as a cost of capital in conjunction with fourth quarter 2005 fundraising.

The company has agreed to issue 561,539 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share. The proceeds for these shares were received in the first quarter of 2006 but the shares have not been issued as of March 31, 2006 and as of the date of this filing. The cash received of $365,000 was recorded as a stock subscription payable.

NOTE 4 - ACCOUNTING POLICY

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method. Reserves are established for excess or obsolete inventories.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

STOCK APPRECIATION BONUS

Cytogenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's stock price from the last 20 trading days of 2005 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued $99,458 in the first quarter 2006 based on current market conditions.

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.


CytoGenix filed a Declaratory Judgment action in February 2004, to obtain a finding of nonliability with respect to two license agreements, one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. ("AVGI"), a party in interest as a sublicensee of Waldroff's, in Willam B. Waldroff and Applied Veterinary Genomics, Inc. vs. Cytogenix, Inc. counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February, 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorneys fees in an amount of $115,500. After receiving the trial transcript, the Company has appealed the court's judgment and has filed the record and appellant's brief in the Court of Civil Appeals.

Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment pending appeal. This CD earns interest at a rate of 3.4% annually.


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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2006

         For the three months ended March 31, 2006, we reported a net loss of $1,035,494, or less than one cent per share, on no revenue as compared with a net loss of $686,477, or less than one cent per share, on no revenue for the three months ended March 31, 2005.

         Research and Development Expenses. Research and development expenses increased to $498,509 for the first quarter of 2006 as compared to $346,852 compared to the same period in 2005 due to the increase in R&D payroll and employment costs and increased research activity. Approximately $130,000 of the increase is a result of the payroll and employment costs and the remaining difference of $22,000 results from the increased activity cost of antibacterial and DNA vaccine research.

         General and Administrative Expenses. General and administrative expenses increased to $498,509 for the first quarter of 2006 compared to $330,780 for the same period in 2005 primarily due to increase in payroll, and related employment costs.

         Consulting Expenses. Consulting expenses increased from $9,000 for the first quarter of 2006 compared to $0 for the same period in 2005 due to the increased use of consultants on issues of financial planning and government contracts.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $6,518 for the first quarter of 2006 compared to $8,845 for the same period in 2005 primarily due to office furnishings purchased in previous years becoming fully depreciated in 2006.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $4,300,000 for operations in fiscal year 2006, of which approximately $1,300,000 has been allocated for general and administrative costs and $2,000,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy our working capital requirements, and have as of March 31, 2006 $540,635 of cash on hand for fiscal year 2006. Of the $2,000,000 budgeted for research and development expenses, the Company anticipates $1,800,000 will be utilized for pre-clinical development.

         There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each holder of which is a prospective licensee for the Company. The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA clinical studies of its pre-clinical product candidates.

         The Company's ability to continue operations through December 31, 2006 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2006. Based on historical yearly financial requirements, operating capital of approximately $4.4 million will be needed for each of the calendar years 2006 and 2007.

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

         During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND submission planned for October 2007 and subsequent human trials.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of March 31, 2006 the Company has a restricted long-term CD investment per the Waldroff litigation matter discussed below. Pending appeal of this case the Company has established a long-term CD in the amount of $115,500 to comply. This CD earns interest at a rate of 3.4% annually.

ITEM 4.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

CHANGES IN INTERNAL CONTROLS

      There has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

CytoGenix filed a Declaratory Judgment action in February, 2004, to obtain a finding of nonliability with respect to two old license agreements for single stranded DNA; one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. (AVGI), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not make any findings of liability, nor assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $115,500. After receiving the trial transcript, the Company has appealed the court's judgment and has filed the record and appellant's brief in the Court of Civil Appeals. Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment pending appeal. This CD earns interest at a rate of 3.4% annually.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ending March 31, 2006, CytoGenix issued a total of 916,400 shares of common stock, recorded as cost of capital, for fundraising efforts for the $0.25 private placement in 2005. The company has agreed to issue 561,539 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share. The proceeds for these shares were received in the first quarter of 2006 but the shares have not been issued as of March 31, 2006 and as of the date of this filing.

ITEM 3.       EXHIBITS.

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

                                            CYTOGENIX, INC.

 Date: May 15, 2006                         By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

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

Date: May 15, 2006


/s/ Malcolm Skolnick
--------------------
MALCOLM SKOLNICK
PRESIDENT & CEO

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

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to thefiling date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 15, 2006

/s/ Lawrence Wunderlich
-----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


         In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Malcolm
H. Skolnick, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Malcolm H. Skolnick
-----------------------
MALCOLM H. SKOLNICK
CHIEF EXECUTIVE OFFICER


May 15, 2006

                                                                    EXHIBIT 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CytoGenix, Inc. (the "Company") on Form 1O-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof' (the "Report"), I, Lawrence Wunderlich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/Lawrence Wunderlich
----------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER

May 15, 2006