Form 10-K/A
period 2005-12-31
CYTOGENIX INC
filed 2006-07-31
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

AMENDMENT NO. 2

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-26807

CYTOGENIX, INC.

(Exact name of registrant as specified in its charter)

Nevada	76-0484097
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3100 Wilcrest, Suite 140, Houston, Texas	77042
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code: 713-789-0070

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock with $.001 par value
(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the Securties

Act.       Yes   □         No   ☒

Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes   □         No   ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒         No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or  a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   □

Accelerated Filer    □

Non-accelerated filer   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   □         No   ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005(the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $74,206,933.

The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 16, 2006 was 125,377,370.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 2 to the Annual Report on Form 10-K of CytoGenix, Inc. (the “Company”) for the fiscal year ended December 31, 2005 is the result of mistakes made by the Company in calculating the aggregate market value of voting stock held by its non-affiliates set forth on the cover page of its previously filed Annual Report on From 10-K.  In making the original calculation, the Company did not exclude the number of shares of voting stock held by affiliates and did not use the closing sales price on June 30, 2005.  The amount set forth on the cover page of this Amendment No. 2 on Form 10-K/A was calculated after taking into account those prior mistakes.

In addition, this amendment includes the following exhibits:

31.1    — Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

31.2    — Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  (1) and (2) Financial Statements and Financial Statement Schedules

None.

(a) (3) Exhibits

31.1	—	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”.

31.2	—	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

	By:	/s/ Malcolm Skolnick
Malcolm Skolnick, Ph.D.
President and Chief Executive Officer
Date: July 31, 2006

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

Date: July 31, 2006

/s/ Malcolm Skolnick

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

Date: July 31, 2006

/s/ Lawrence Wunderlich

Lawrence Wunderlich
Chief Financial Officer

(Principal Financial and Accounting Officer)