Form 10-Q
period 2006-06-30
CYTOGENIX INC
filed 2006-08-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2006

        [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT
             For the transition period from ___________    to ____________.
                         Commission file number: 0-26807

                                 CYTOGENIX, INC.
             (Exact name of registrant as specified in its charter)

                   NEVADA                                76-0484097
                   ------                                ----------
       (State or other jurisdiction         (IRS Employer Identification No.)
        of incorporation or organization)


                  3100 Wilcrest, Suite 140, Houston, Texas          77042
                  ----------------------------------------          -----
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

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 12, 2006 was 128,710,555.




                                TABLE OF CONTENTS

PART I      FINANCIAL INFORMATION

            ITEM 1. - Financial Statements

                   Balance Sheets as of June 30, 2006 (Unaudited) and
                   December 31, 2005                                                        3

                   Statements of Operations for the three months and six months ended
                   June 30, 2006 and 2005 (Unaudited)                                       4

                   Statements of Cash Flows for the six months ended
                   June 30, 2006 and 2005 (Unaudited)                                       5

                   Notes to Financial Statements (Unaudited)                                6

            ITEM 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations                                 8

            ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk             11

            ITEM 4.  Controls and Procedures                                                12

PART II     OTHER INFORMATION                                                               13

            ITEM 1.  Legal Proceedings                                                      13

            ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds            13

            ITEM 4.  Submission of Matters to a Vote of Security Holders                    14

            ITEM 6.  Exhibits                                                               15

SIGNATURES                                                                                  16




                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                                 BALANCE SHEETS


                                                                          June 30, 2006   December 31,
                                                                           (Unaudited)        2005
                                                                          ------------    ------------

                                     ASSETS

Current Assets:
     Cash                                                                 $  1,169,279    $  1,307,965
     Accounts receivable, net                                                   39,410            --
     Inventory                                                                 176,719            --
     Prepaid expenses                                                          157,730          21,392
                                                                          ------------    ------------

                                Total Current Assets                         1,543,138       1,329,357

Property and equipment, net of $184,345 and $166,789 accumulated
     depreciation for June 30, 2006 and December 31, 2005, respectively        245,842          56,287
Deposits                                                                         6,399           6,399
Long-term investments - restricted                                             119,853         117,905
                                                                          ------------    ------------

                                    Total Assets                          $  1,915,232    $  1,509,948
                                                                          ============    ============
                      LIABILITIES AND STOCKHOLERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                                                     $    389,720    $    258,495
     Accrued expenses                                                          973,677         843,932
                                                                          ------------    ------------

                             Total Current Liabilities                       1,363,397       1,102,427
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                         --              --
     Common stock, $.001 par value; 300,000,000 share authorized,
         128,602,864 and 124,460,970 share issued and outstanding as of
         June 30, 2006 and December 31, 2005, respectively                     128,603         124,461
     Additonal paid-in capital                                              26,063,515      23,971,086
     Treasury stock                                                           (629,972)       (629,972)
     Deficit accumulated during the development stage                      (25,010,311)    (23,058,054)
                                                                          ------------    ------------

                             Total Stockholders' Equity                        551,835         407,521
                                                                          ------------    ------------

                     Total Liabilities and Stockholders' Equity           $  1,915,232    $  1,509,948
                                                                          ============    ============


   The accompanying notes are an integral part of these financial statements



                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                              STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDING JUNE 30, 2006 AND 2005 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2006
                                   (UNAUDITED)


                                                        Three Months Ended                Six Months Ended            Inception
                                                             June 30,                           June 30,                 Through
                                                        2006             2005             2006            2005        June 30, 2006
                                                  -------------    -------------    -------------    -------------    -------------


REVENUES                                          $      37,180    $        --      $      37,180    $        --      $     119,755

COSTS OF REVENUES                                        11,656             --             11,656             --            276,549
                                                  -------------    -------------    -------------    -------------    -------------

       GROSS MARGIN                                      25,524             --             25,524             --           (156,794)

COSTS AND EXPENSES:
       Research and development                         642,568          232,483        1,141,077          673,661        8,947,265
       General and administrative                       288,628          219,716          810,986          589,056       13,731,899
       Consulting expense                                 1,035             --             10,110             --          1,528,591
       Depreciation and amortization                     11,037            9,736           17,555           15,274          287,148
       Impairment expense                                  --               --               --               --            345,588
       Equity in losses in joint venture                   --               --               --               --             10,000
                                                  -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                   (917,744)        (461,935)      (1,954,204)      (1,277,991)     (25,007,285)

OTHER INCOME:
       Gain on sale of security                            --               --               --               --                881
       Interest income                                      981             --              1,947             --              4,633
       Loss on disposal of property of equipment           --               --               --               (368)         (10,173)
       Dividend income                                     --               --               --               --              1,633
                                                  -------------    -------------    -------------    -------------    -------------
NET LOSS                                          $    (916,763)   $    (461,935)   $  (1,952,257)   $  (1,278,359)   $ (25,010,311)
                                                  =============    =============    =============    =============    =============
Net loss per share:
       Basic and diluted net loss per share       $       (0.01)   $       (0.00)   $       (0.02)   $       (0.01)
                                                  =============    =============    =============    =============
Weighted average shares outstanding:
       Basic and diluted                            125,914,952      112,089,772      125,097,661      111,247,633
                                                  =============    =============    =============    =============


    The accompanying notes are an integral part of these financial statements


                                 CYTOGENIX, INC.
                           A DEVELOPMENT STAGE COMPANY

                             STATEMENT OF CASH FLOWS
                  SIX MONTHS ENDING JUNE 30, 2006 AND 2005 AND PERIOD
               FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2006
                                   (UNAUDITED)
                                                                                     Inception
                                                                                      Through
                                                                                      June 30,
                                                           2006           2005          2006
                                                     ------------    ------------    ------------

OPERATING ACTIVITIES:
    Net Loss                                         $ (1,952,257)   $ (1,278,359)   $(25,010,311)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                         17,556          15,274         283,773
      Impairment expense                                     --              --           345,588
      Loss on disposal of property & equipment               --               368          10,173
      Gain on long-term investments - restricted           (1,948)           --            (4,353)
      Stock issued for services                              --            11,000       7,470,978
      Stock option expense                                   --              --         2,062,193
      Equity in losses of joint venture                      --              --            10,000
      Changes in assets and liabilities:
         Accounts receivable                              (39,410)           --           (39,410)
         Inventory                                       (176,719)           --          (176,719)
         Prepaid expenses                                (136,338)           --          (157,730)
         Deposits                                            --              --            (6,399)
         Accounts payable                                 131,225          84,682         389,720
         Accrued expenses                                 129,745            --         1,778,896
                                                     ------------    ------------    ------------

Net cash used in operation activities                  (2,028,146)     (1,167,035)    (13,043,601)
                                                     ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                   (207,111)        (16,987)       (510,376)
    Issue note receivable                                    --              --           (25,100)
    Purchase of long-term investments - restricted           --          (115,500)       (115,500)
    Investment in joint venture                              --              --           (10,000)
                                                     ------------    ------------    ------------

Net cash used in investing activities                    (207,111)       (132,487)       (660,976)
                                                     ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                              --              --           250,000
    Payment on notes payable                                 --              --          (250,000)
    Treasury share sold                                      --              --         1,290,568
    Purchase of treasury shares                              --              --           (60,000)
    Buyback of stock warrants                                --              --              (571)
    Sale of common stock                                2,096,571         969,580      12,694,360
    Sale of common stock for exercised warrants              --              --           796,999
    Contributions to capital                                 --              --           152,500
                                                     ------------    ------------    ------------

Net cash provided by financing activities               2,096,571         969,580      14,873,856
                                                     ------------    ------------    ------------

NET CHANGE IN CASH                                       (138,686)       (329,942)      1,169,279
CASH, beginning of period                               1,307,965         453,235            --
                                                     ------------    ------------    ------------

CASH, end of period                                  $  1,169,279    $    123,293    $  1,169,279
                                                     ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                    $       --      $       --      $       --
                                                     ============    ============    ============

    Income taxes paid                                $       --      $       --      $       --
                                                     ============    ============    ============


NONCASH TRANSACTIONS:
    Common stock issued for debt                     $       --      $    542,126    $    805,219
    Received treasury stock for note receivable              --              --            25,100
    Common stock issued for patent                           --              --           375,000

    The accompanying notes are an integral part of these financial statements

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

NOTE 2 - Reclassifications

Certain amounts in the 2005 financial statements have been reclassified to conform with the June 30, 2006 financial statement presentation.

NOTE 3 - COMMON STOCK

In the six months ending June 30, 2006, CytoGenix issued a total of 916,400 shares of common stock to financial consultants for the $0.25 per share private placement. The shares were recorded in the first quarter 2006, as a cost of capital in conjunction with fourth quarter 2005 fundraising.

The company issued 3,225,494 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share. The proceeds for these shares were received in the first six months of 2006 and the shares were issued on July 12, 2006.

NOTE 4 - INVENTORY

Inventories are stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method. Reserves are established for excess or obsolete inventories.

NOTE 5 - REVENUE RECOGNITION

The Company earns revenue from the sale of synthetic DNA. In general, revenue is recognized when all of the following criteria are met: evidence of an arrangement exits, delivery has occurred, the price is determined, and collection is reasonably assured.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDTIED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Cytogenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's stock price from the last 20 trading days of 2005 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued $89,842 in the first six months of 2006 based on current market conditions.

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

Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment pending appeal. This CD earns interest at a rate of 3.4% annually. Accrued Interest for the three months ending March 31, 2006 and for the period ending December 31, 2005 are $967 and $2,405 respectively.

 NOTE 7 - CONCENTRATIONS

The Company had gross sales of $37,180 and $0 for the six months ended June 30, 2006 and 2005, respectively. The Company has one customer that represents 100% of the gross sales for the six months period. The Company has one supplier that provides the materials necessary to generate the sales for the six months ended June 30, 2006.

NOTE 8 - SUBSEQUENT EVENTS

The company issued 107,691 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share. The proceeds for these shares were received in the July 7, 2006 and the shares were issued on July 12, 2006.

Cytogenix has entered into a 36 month promissory note on July 18, 2006 with Frost Bank National to finance the cost of equipment. The note is for $80,000 with payment of $2,569 per month with an interest rate of 9.51%. The bank required Cytogenix to deposit $50,000 in a CD to guarantee the note.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

         For the three months ended June 30, 2006, we reported a net loss of $916,763, or less than one cent per share, and revenue of $37,180 as compared with a net loss of $461,935, or less than one cent per share, and no revenue for the three months ended June 30, 2005.

         Revenues. Revenue increased to $37,180 for the second quarter of 2006 as compared to no revenues during the same period in 2005. The increase is a result of our commencement of sale of synthetic DNA.

         Research and Development Expenses. Research and development expenses increased to $642,568 for the second quarter of 2006 as compared to $232,483 during the same period in 2005 due to an increase in R&D payroll and employment costs and increased DNA production research activity. Approximately $80,000 of the increase is a result of the payroll and employment costs and the remaining difference of $330,000 results from the increased activity cost of antibacterial and DNA vaccine research.

         General and Administrative Expenses. General and administrative expenses increased to $288,628 for the second quarter of 2006 compared to $219,716 for the same period in 2005 primarily due to increase in payroll, and related employment costs.

         Consulting Expenses. Consulting expenses increased to $1,035 for the second quarter of 2006 compared to no expenses for the same period in 2005 due to the increased use of consultants on issues of financial planning and government contracts.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $11,037 for the second quarter of 2006 compared to $9,736 for the same period in 2005 primarily due to the upgrade of hardware and security software for the network server and additional R&D equipment purchased for DNA production.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

         For the six months ended June 30, 2006, we reported a net loss of $1,952,257, or less than two cents per share, and revenue of $37,180 as compared with a net loss of $1,278,359, or less than one cent per share, and no revenue for the six months ended June 30, 2005.

         Revenues. Revenue increased to $37,180 for the six months ended June 30, 2006 as compared to no revenue during the same period in 2005. The increase is a result of our commencement of sales of synthetic DNA.

         Research and Development Expenses. Research and development expenses increased to $1,141,077 for the six months ended June 30, 2006 as compared to $673,661 during the same period in 2005 due to the increase in R&D payroll and employment costs and increased DNA production research activity. Approximately $259,000 of the increase is a result of the payroll and employment costs and the remaining difference of $209,000 results from the increased activity cost of antibacterial and DNA vaccine research.

         General and Administrative Expenses. General and administrative expenses increased to $810,986 for the six month ended June 30, 2006 compared to $589,056 for the same period in 2005 primarily due to increase in payroll, and related employment costs.

         Consulting Expenses. Consulting expenses increased from $10,110 for the six month ended June 30, 2006 compared to no expenses for the same period in 2005 due to the increased use of consultants on issues of financial planning and government contracts.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $17,555 for the six months ended June 30, 2006 compared to $15,274 for the same period in 2005 primarily due to the upgrade of hardware and security software for the network server and additional R&D equipment purchased for DNA production.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $4,300,000 for operations in fiscal year 2006, of which approximately $1,300,000 has been allocated for general and administrative costs and $2,000,000 for research and development and $1,000,000 for plant facilities. We will rely on equity financing to satisfy our working capital requirements, and have as of June 30, 2006 $1,169,279 of cash on hand for fiscal year 2006. Of the $2,000,000 budgeted for research and development expenses, the Company anticipates $1,800,000 will be utilized for pre-clinical development.

         There are currently over 800 U.S. patents for Antisense molecules with therapeutic potential, each holder of which is a prospective licensee for the Company. The Company anticipates entering into licenses for revenues upon successful completion of phase I/II FDA (Food and Drug Administration) clinical studies of its pre-clinical product candidates.

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

         The Company expects its sources of revenue for the next several years to consist primarily of the sale of synthetic DNA (Deoxynbonucleic acid), payments under future product development joint ventures and of licensing agreements as well as possible royalties. The process of developing the Company's future products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

         CytoGenix  has begun  animal  testing  of its  first  DNA drug  product candidate. The topical cream to be evaluated will have applications against genital herpes HSV-2 (Herpes Simplex Virus) and labial herpes or cold sores (HSV-1). The HSV virus is known to be highly evolved and its genome contains instructions for several phases of viral activity including infection, replication, production, and latency. CytoGenix proprietary gene regulation technology is being applied to inhibit key genes that control one or more of these functions, which are critical for the Herpes virus survival in the body.

         During the past few months, the Company has continued to refine its course of developing applications for its core technology. Most significant is the pre-clinical program for an anti-viral HSV topical preparation. We have teamed-up with a group of leading herpes and STD (Sexually Transmitted Diseases) investigators at a large academic medical center to conduct a comprehensive cell and animal study program designed to yield safety and efficacy data in preparation for an IND (Investigational New Drug) submission planned for October 2007 and subsequent human trials.

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

As of June 30, 2006 the Company has a restricted long-term CD (Certificate of Deposit) investment per the Waldroff litigation matter discussed below. Pending appeal of this case the Company has established a long-term CD in the amount of $115,500 to comply. This CD earns interest at a rate of 3.4% annually.

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

CHANGES IN INTERNAL CONTROLS

      There has been no change in our internal control over financial reporting during the six months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two old license agreements for single stranded DNA; one for shrimp, and one for horses, originally issued in 1998 to William B. Waldroff. Waldroff and Applied Veterinary Genomics, Inc. (AVGI), a party in interest as a sublicensee of Waldroff's, counterclaimed for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial was held in February 2005. Both Waldroff and AVGI also sued three directors of CytoGenix for interfering with the licenses. The jury did not make any findings of liability, nor assess any damages against any of the directors or against CytoGenix. The court has preliminarily entered a judgment ordering CytoGenix to perform according to the licenses, and for attorney's fees in the amount of $115,500. After receiving the trial transcript, the Company has appealed the court's judgment and has filed the record and appellant's brief in the Court of Civil Appeals. Pending appeal Cytogenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment pending appeal. This CD earns interest at a rate of 3.4% annually.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ending June 30, 2006, CytoGenix issued a total of 916,400 shares of common stock for fundraising efforts in the last quarter of 2005 to financial consultants at a value of $.25 per share.

The company has agreed to issue 3,225,494 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share. The proceeds for these shares were received in the first six months of 2006 and the shares were issued on July 12, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 31, 2006, the Company held the 2006 annual meeting of the shareholders for purposes of the following:

(1) ELECTION OF DIRECTORS. To elect two directors to hold office until the 2009 Annual Meeting of Shareholders or until their successors are elected and qualified;

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. To ratify and approve the appointment of Lopez, Blevins, Bork & Associates, LLP. as the independent auditors for the Company for the fiscal year ending December 31, 2006.

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

On May 2, 2006, the record date for the annual shareholder meeting held on May 31, 2006, there were 12,377,370 shares of the Company's common stock issued and outstanding. All outstanding shares were entitled to vote on the three proposals. On May 31, 2006, a quorum was reached totaling 81,928,969 shares voted.

The results of the voting on the above matters presented to the shareholders were as follows:

(1) ELECTION OF DIRECTORS. The three directors submitted to the shareholders for approval were elected as follows:

Malcolm H. Skolnick, Ph.D, J.D.: 81,701,870 shares voting for, no shares voting against and 227,099 shares abstaining.

Scott E. Parazynski, M.D.: 81,742,870 shares voting for, no shares voting against and 186,099 shares abstaining.

(2) RATIFICATION AND APPROVAL OF THE APPOINTMENT OF INDEPENDENT AUDITORS. The appointment of Lopez, Blevins, Bork & Associates, LLP as the independent auditors for the Company for the fiscal year ending December 31, 2006 was approved by the shareholders, with 81,727,806 shares voting for, 156,863 shares voting against and with 44,300 shares abstaining.

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

                                            CYTOGENIX, INC.

 Date: August 14, 2006                      By:  /s/  Malcolm Skolnick
                                                 ------------------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER

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

Date: August 14, 2006


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

Date: August 14, 2006

/s/ Lawrence Wunderlich
------------------------
LAWRENCE WUNDERLICH
CHIEF FINANCIAL OFFICER

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


August 14, 2006

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

August 14, 2006