Form 10-Q
period 2006-09-30
CYTOGENIX INC
filed 2006-11-20
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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

         Yes  X       No
             ----        ----

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

  Large accelerated filer | |  Accelerated filer | |  Non-accelerated filer |X|


         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 30, 2006 was 129,327,220.

                                TABLE OF CONTENTS

PART I   FINANCIAL INFORMATION

         ITEM 1. - Financial Statements

                Balance Sheets as of September 30, 2006 (Unaudited) and
                December 31, 2005                                             3

                Statements of Operations for the three and nine months
                ended September 30, 2006  and 2005 (Unaudited)                4

                Statements of Cash Flows for the nine months ended
                September 30, 2006 and 2005 (Unaudited)                       5

                Notes to Financial Statements (Unaudited)                     6

         ITEM 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      8

         ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk  13

         ITEM 4.  Controls and Procedures                                     13

PART II  OTHER INFORMATION                                                    13

         ITEM 1.  Legal Proceedings                                           13

         ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds 14

         ITEM 6.  Exhibits                                                    15

SIGNATURES                                                                    16




                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS


                                                                              September 30,   December 31,
                                                                                  2006           2005
                                                                               (Unaudited)
                                                                              ------------    ------------
                                     ASSETS

Current Assets:
     Cash                                                                     $    389,810    $  1,307,965
     Accounts receivable, net                                                        7,615            --
     Inventory                                                                     450,757            --
     Prepaid expenses                                                               24,007          21,392
                                                                              ------------    ------------

                              Total Current Assets                                 872,189       1,329,357

Property and equipment, net of $199,361 and $166,789 accumulated
     depreciation at September 30, 2006 and December 31, 2005, respectively        255,054          56,287
Deposits                                                                             6,399           6,399
Long-term investments - restricted                                                 171,329         117,905
                                                                              ------------    ------------

                                  Total Assets                                $  1,304,971    $  1,509,948
                                                                              ============    ============


                LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                                         $    427,377    $    258,495
     Accrued expenses                                                              969,125         843,932
     Stock subscription deposits                                                   155,000            --
     Current portion of long-term debt                                              24,558            --
                                                                              ------------    ------------

                            Total Current Liabilities                            1,576,060       1,102,427

     Long-term debt, less current portion                                           51,576            --
                                                                              ------------    ------------

                                Total Liabilities                                1,627,636       1,102,427
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                             --              --
     Common stock, $.001 par value; 300,000,000 share authorized,
         129,327,220 and 124,460,970 share issued and outstanding as of
         September 30, 2006 and December 31, 2005, respectively                    129,327         124,461
     Additonal paid-in capital                                                  26,407,990      23,971,086
     Treasury stock                                                               (629,972)       (629,972)
     Deficit accumulated during the development stage                          (26,230,010)    (23,058,054)
                                                                              ------------    ------------

                      Total Stockholders' Equity (Deficit)                        (322,665)        407,521
                                                                              ------------    ------------

              Total Liabilities and Stockholders' Equity (Deficit)            $  1,304,971    $  1,509,948
                                                                              ============    ============

    The accompanying notes are an integral part of these financial statements



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
       THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005 AND PERIOD
          FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (UNAUDITED)

                                                                                                                        Inception
                                                       Three Months Ended                Nine Months Ended               Through
                                                          September 30,                    September 30,              September 30,
                                                      2006             2005            2006              2005             2006
                                                  -------------    -------------    -------------    -------------    -------------

REVENUES                                          $       8,115    $        --      $      45,295    $        --      $     127,870

COSTS OF REVENUES                                        19,442             --             31,098             --            295,991
                                                  -------------    -------------    -------------    -------------    -------------

      GROSS MARGIN                                      (11,327)            --             14,197             --           (168,121)

COSTS AND EXPENSES:
      Research and development                          554,974          402,208        1,696,051        1,075,869        9,502,239
      General and administrative                        355,729          367,963        1,166,715          957,438       14,087,628
      Consulting expense                                282,557          290,000          292,667          290,000        1,811,148
      Depreciation and amortization                      15,017            6,088           32,572           21,363          302,165
      Impairment expense                                   --               --               --               --            345,588
      Equity in losses in joint venture                    --               --               --               --             10,000
                                                  -------------    -------------    -------------    -------------    -------------

LOSS FROM OPERATIONS                                 (1,219,604)      (1,066,259)      (3,173,808)      (2,344,670)     (26,226,889)

OTHER INCOME:
      Gain on sale of security                             --               --               --               --                881
      Interest income                                     1,477              993            3,424            1,413            6,110
      Interest expense                                   (1,572)            --             (1,572)            --             (1,572)
      Loss on disposal of property of equipment            --               --               --               (368)         (10,173)
      Dividend income                                      --               --               --               --              1,633
                                                  -------------    -------------    -------------    -------------    -------------

NET LOSS                                          $  (1,219,699)   $  (1,065,266)   $  (3,171,956)   $  (2,343,625)   $ (26,230,010)
                                                  =============    =============    =============    =============    =============

Net loss per share:
      Basic and diluted net loss per share        $       (0.01)   $       (0.01)   $       (0.03)   $       (0.02)
                                                  =============    =============    =============    =============

Weighted average shares outstanding:
      Basic and diluted                             128,257,802      116,034,303      126,082,958      112,843,190
                                                  =============    =============    =============    =============


    The accompanying notes are an integral part of these financial statements




                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF CASH FLOWS
            NINE MONTHS ENDING SEPTEMBER 30, 2006 AND 2005 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (UNAUDITED)
                                                                                                Inception
                                                                                                 Through
                                                                                              September 30,
                                                                   2006            2005           2006
                                                              ------------    ------------    ------------
OPERATING ACTIVITIES:
    Net Loss                                                  $ (3,171,956)   $ (2,343,625)   $(26,230,010)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                                  32,572          21,363         298,791
      Impairment expense                                              --              --           345,588
      Loss on disposal of property & equipment                        --               368          10,173
      Interest on long-term investments - restricted                (3,424)         (1,413)         (5,829)
      Stock issued for services                                    275,200         301,000       7,746,178
      Stock option expense                                            --              --         2,062,193
      Equity in losses of joint venture                               --              --            10,000
      Changes in assets and liabilities:
         Accounts receivable                                        (7,615)           --            (7,615)
         Inventory                                                (450,757)           --          (450,757)
         Prepaid expenses                                           (2,615)         (8,046)        (24,007)
         Deposits                                                     --              --            (6,399)
         Accounts payable                                          168,882          22,765         427,376
         Accrued expenses                                          125,193          96,209       1,774,344
                                                              ------------    ------------    ------------

Net cash used in operating activities                           (3,034,520)     (1,911,379)    (14,049,974)
                                                              ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                            (231,339)        (16,987)       (534,605)
    Issue note receivable                                             --              --           (25,100)
    Purchase of long-term investments - restricted                 (50,000)       (115,500)       (165,500)
    Investment in joint venture                                       --              --           (10,000)
                                                              ------------    ------------    ------------

Net cash used in investing activities                             (281,339)       (132,487)       (735,205)
                                                              ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                     80,000            --           330,000
    Payment on notes payable                                        (3,866)           --          (253,866)
    Proceeds from sale of treasury shares                             --              --         1,290,568
    Purchase of treasury shares                                       --              --           (60,000)
    Payment on buyback of stock warrants                              --              --              (571)
    Proceeds for stock pending issuance                            155,000            --           155,000
    Proceeds from sale of common stock                           2,166,570       2,276,080      12,764,359
    Proceeds from sale of common stock for exercised warrants         --              --           796,999
    Contributions to capital                                          --              --           152,500
                                                              ------------    ------------    ------------

Net cash provided by financing activities                        2,397,704       2,276,080      15,174,989
                                                              ------------    ------------    ------------

NET CHANGE IN CASH                                                (918,155)        232,214         389,810
CASH, beginning of period                                        1,307,965         453,235            --
                                                              ------------    ------------    ------------

CASH, end of period                                           $    389,810    $    685,449    $    389,810
                                                              ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                             $      1,272    $       --      $      1,272
                                                              ============    ============    ============

    Income taxes paid                                         $       --      $       --      $       --
                                                              ============    ============    ============

NONCASH TRANSACTIONS:
    Common stock issued for debt                              $       --      $    542,126    $    805,219
    Received treasury stock for note receivable                       --              --            25,100
    Common stock issued for patent                                    --              --           375,000



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

NOTE 2 - RECLASSIFICATIONS

Certain amounts in the 2005 financial statements have been reclassified to conform with the September 30, 2006 financial statement presentation.

NOTE 3 - COMMON STOCK

In the nine months ended September 30, 2006, CytoGenix issued a total of 916,400 shares of common stock to financial consultants in consideration for their services in a $.25 per share private placement completed in the fourth quarter of 2005. The shares were recorded in the first quarter 2006, as a cost of capital in conjunction with fourth quarter 2005 fundraising.

In the nine months ended September 30, 2006, CytoGenix issued a total of 3,333,185 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share.

In the nine months ended September 30, 2006, CytoGenix issued a total of 296,665 shares of common stock to financial consultants in consideration for their services in a $0.65 per share private placement. The shares were recorded in the third quarter 2006, as a cost of capital in conjunction with second and third quarter 2006 fundraising.

In the nine months ended September 30, 2006 CytoGenix issued a total of 320,000 shares of common stock for services valued at $275,200.

NOTE 4 - INVENTORY

Inventory includes raw materials (liquid buffers and enzyme mix) that are used to produce enzymatically synthesized DNA (synDNA(TM)). Inventory is stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method. Reserves are established for excess or obsolete inventories. Inventory is included in the cost of revenue when sold.

NOTE 5 - NOTES PAYABLE

On July 18, 2006, in conjunction with the purchase of equipment, the Company entered into an $80,000, 36-month promissory note payable agreement with a bank. The note requires monthly payments of $2,569, including interest at 9.51%, and is collateralized by the underlying equipment and a $50,000 certificate of deposit (CD). The CD bears interest at 4.65% and is included with long-term investments - restricted in the accompanying financial statements.

Interest expense paid during the nine months ended September 30, 2006 in conjunction with this note amounted to $1,272.

NOTE 6 - REVENUE RECOGNITION

The Company earns revenue from the sale of synthetic DNA. In general, revenue is recognized when all of the following criteria are met: evidence of an arrangement exits, shipment has occurred, the price is determined, and collection is reasonably assured.

NOTE 7 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2005 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued $34,112 in the first nine months of 2006 based on the Company's common stock price as of September 30, 2006.

CytoGenix filed a Declaratory Judgment action in March 2004, to obtain a finding of nonliability with respect to two license agreements entered into with William
B. Waldroff (licensee) in 1998 covering use of the Company's single-stranded DNA expression technology in shrimp and horses. Waldroff sublicensed this technology to Applied Veterinary Genomics, Inc. (AVGI; sublicensee) who is a party in interest in the action. The licensee and sublicensee counterclaimed against CytoGenix for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial held in February of 2005 resulted in entry of a preliminarily injunction against CytoGenix, ordering specific performance according to the licenses, and an award for the licensee and sublicensee's attorneys fees in an amount of $115,500. The jury awarded no damages to CytoGenix. CytoGenix appealed the Judgment in the 1st Court of Civil Appeals. Briefs have been filed and oral argument was held before a panel of three Judges on October 24, 2006. The Company currently awaits final opinion from the Appellate Court.

Pending resolution of the appeal CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually. Accrued interest for the nine months ended September 30, 2006 and for the period ended December 31, 2005 was $2,942 and $2,405 respectively.

NOTE 8 - CONCENTRATIONS

The Company had gross sales of $45,295 and $0 for the nine months ended September 30, 2006 and 2005, respectively. The Company has three customers that represent 100% of the gross sales for the nine months ending, September 30, 2006. The Company has one supplier that provides all the materials necessary to generate the sales for the nine months ended September 30, 2006.

NOTE 9 - SUBSEQUENT EVENTS

On October 30, 2006 the Company signed an earnest money contract for a $3,796,577 design/build project with GSL Constructors, Ltd. The contract is for
2.274 acres of land together with a facility. Earnest money of $1,000 and the initial down payment of $474,572 were issued to Chicago Title Company (escrow agent) upon execution of the agreement. This facility will house the Company headquarters, research and development, and manufacturing facilities.

On November 17, 2006, the Company's Chief Financial Officer and the Company's Executive Vice President and Chief Operating Officer, both of whom were also directors of the Company, resigned from all officer and director positions at the Company.


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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

         For the three months ended September 30, 2006, we reported a net loss of $1,219,699, or less than one cent per share, and revenue of $8,115 as compared with a net loss of $1,065,266, or less than one cent per share, and no revenue for the three months ended September 30, 2005.

         Revenues. Revenue increased to $8,115 for the third quarter of 2006 as compared to no revenues during the same period in 2005. The increase is a result of our commencement of sale of synthetic DNA.

         Research and Development Expenses. Research and development expenses increased to $554,974 for the third quarter of 2006 as compared to $402,208 during the same period in 2005. Approximately $30,000 of the increase is a result of the payroll and employment costs and the remaining difference of $123,000 results from the increased activity cost of antibacterial and DNA vaccine research.

         General and Administrative Expenses. General and administrative expenses decreased to $355,729 for the third quarter of 2006 compared to $367,963 for the same period in 2005 primarily due to a refund received from an advertising firm.

         Consulting Expenses. Consulting expenses decreased to $282,567 for the third quarter of 2006 compared to $290,000 for the same period in 2005. This decrease was due to the common stock price decline resulting in a decrease in compensation at the contract renewal date for an investor relations consultant.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $15,017 for the third quarter of 2006 compared to $6,088 for the same period in 2005 primarily due to the upgrade of hardware and security software for the Company's network server and additional R&D equipment purchased for DNA production.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

         For the nine months ended September 30, 2006, we reported a net loss of $3,171,956, or approximately $.025 per share, and revenue of $45,295 as compared with a net loss of $2,343,625, or approximately $.020 per share, and no revenue for the nine months ended September 30, 2005.

         Revenues. Revenue increased to $45,295 for the nine months ended September 30, 2006 as compared to no revenue during the same period in 2005. The increase is a result of our commencement of sales of synthetic DNA.

         Research and Development Expenses. Research and development expenses increased to $1,696,051 for the nine months ended September 30, 2006 as compared to $1,075,869 during the same period in 2005. Approximately $288,000 of the increase is a result of the payroll and employment costs and the remaining difference of $332,000 results from the increased activity cost of antibacterial and DNA vaccine research.

         General and Administrative Expenses. General and administrative expenses increased to $1,166,715 for the nine month ended September 30, 2006 compared to $957,438 for the same period in 2005 primarily due to an increase in payroll, and related employment costs.

         Consulting Expenses. Consulting expenses decreased from $292,667 for the nine month ended September 30, 2006 compared to $290,000 for the same period in 2005 due to the common stock price decline and the resulting decrease in compensation at the contract renewal date for an investor relations consultant.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $32,572 for the nine months ended September 30, 2006 compared to $21,363 for the same period in 2005 primarily due to the upgrade of hardware and security software for the Company's network server and additional R&D equipment purchased for DNA production.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $4,300,000 for operations in fiscal year 2006, of which approximately $1,300,000 has been allocated for general and administrative costs, $2,000,000 for research and development, and $1,000,000 for plant facilities. We will rely on equity financing to satisfy our working capital requirements, and have, as of September 30, 2006, $389,810 of cash on hand for fiscal year 2006. Of the $2,000,000 budgeted for research and development expenses, the Company anticipates $1,800,000 will be utilized for pre-clinical development.

         The Company's ability to continue operations through December 31, 2006 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2006. Based on historical yearly financial requirements, operating capital of approximately $4.4 million/year will be needed for each of the calendar years 2006 and 2007.

         The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of enzymatically synthesized DNA (synDNA(TM)) to companies involved in the development of DNA-based therapeutics and vaccines, and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

         CytoGenix has developed a broad platform of gene down regulation technologies. These originated with single stranded DNA (ssDNA) expression vectors for expression of specifically designed strings of single stranded DNA (oligos) inside a cell which are useful in triplex, antisense, DNA enzyme and aptameric applications. Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression. In some antisense applications, the expression vector makes ssDNA sequences that bind to target mRNA's and prevent the production of the encoded protein. Here, the antisense sequence binds to the mRNA and prevents it from being "read" by a ribosome. In other antisense applications, the ssDNA sequence contains a DNA enzyme sequence which degrades the target mRNA so further translation does not occur. Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function. The Company has coordinated and performed experiments utilizing all these applications. The results appear in scientific publications in peer reviewed journals and have been incorporated into numerous patent applications, some of which have received notice of allowance.

         The ssDNA gene down regulation activity has expanded. The Company uses target identification analysis to confirm target gene function. Those genes found to be highly disease-related become targets for potential drug or molecular therapies. These target validation and gene function capabilities provide a foundation for the Company's activities in developing novel anti-bacterial compounds and sequences. These have been tested against bacteria including Escherichia coli (E.coli) and Staphylococcus aureus.

         The Company's early research and development on ssDNA expression vectors utilized DNA plasmids produced using bacterial fermentation techniques. At the time the Company's experiments began, clinical grade plasmids could be obtained for approximately $25,000 per gram. When the Company introduced its first product, Simplivir(TM), an anti-herpes compound, to the FDA, the price for clinical grade plasmids had risen to approximately $250,000 per gram. The Company looked for alternatives and developed a process for producing enzymatically synthesized DNA (synDNA(TM)) without using bacterial fermentation. The bacteria-free process for making therapeutic quality DNA is proprietary to the Company. Through its use, we have met our own product needs and have directed our excess capacity to producing DNA for other third party users in the market. The combination of competitive pricing, rapid manufacture, and regulatory advantages associated with endotoxin-free and bacteria-free production make our products very competitive. The Company is currently generating revenues from synDNA(TM) sales.

         We have been able to expand our product line to include DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional bacteria-grown plasmids have demonstrated synDNA(TM) products are equally as, or more effective than conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal flu. The Company has entered a Cooperative Research and Development Agreement with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and is pursuing other CREDA's/contracts with the federal government especially in the bio-terror and pandemic threat areas.

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

         The Company is currently operating at a loss and expects to continue to depend on cash generated from the sale of securities to fund its operating deficit. There can be no assurance that the Company will be able to generate sufficient revenues to meet its operating cash and growth needs or that any equity or debt funding will be available or at terms acceptable to the Company in the future to enable it to continue operating in its current form.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of September 30, 2006 the Company has a restricted long-term CD (Certificate of Deposit) investment for the Waldroff litigation matter discussed below. Pending resolution of an appeal of this case the Company has established a long-term CD in the amount of $115,500. This CD earns interest at a rate of 3.4% annually.

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

CHANGES IN INTERNAL CONTROLS

      There has been no change in our internal control over financial reporting during the nine months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION
ITEM 1.   LEGAL PROCEEDINGS

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

CytoGenix filed a Declaratory Judgment action in March, 2004, to obtain a finding of nonliability with respect to two license agreements entered into with William B. Waldroff (licensee) in 1998 covering use of the Company's single-stranded DNA expression technology in shrimp and horses. Waldroff sublicensed this technology to Applied Veterinary Genomics, Inc. (AVGI;
sublicensee) who is a party in interest in the action. The licensee and sublicensee counterclaimed against CytoGenix for damages, attorneys fees, unrelated torts, and a permanent injunction to honor the purported licenses. A jury trial held in February of 2005 resulted in entry of a preliminarily injunction against CytoGenix, ordering specific performance according to the licenses, and an award for the licensee and sublicensee's attorneys fees in an amount of $115,500. The jury awarded no damages against CytoGenix. CytoGenix appealed the Judgment in the 1st Court of Civil Appeals. Briefs have been filed and oral argument was held before a panel of three Judges on October 24, 2006. The Company currently awaits final opinion from the Appellate Court. Pending resolution of an appeal CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually.

CytoGenix has also filed for an Injunction in a Defamation action against Investorshub.com (IHUB) and one of its members known only by a pseudonym. Suit was filed in the Federal District Court on September 26, 2006 and a subpoena served on IHUB to reveal the identification of the member by November 1, 2006. The suit seeks damages as well as a permanent injunction against the member to prohibit further discourse involving CytoGenix matters and/or personnel.

INTELLECTUAL PROPERTY MATTERS:

CytoGenix has received Notices of Allowance from foreign patent offices for applications covering the Company's proprietary in vivo single-stranded DNA expression technology. Final formalities are in progress for grants forthcoming in: India, China and the European Community, including Austria, Belgium, France, Germany, the Netherlands, Switzerland, and the United Kingdom.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the nine months ended September 30, 2006, CytoGenix issued a total of 916,400 shares of common stock for fundraising efforts in the last quarter of 2005 to financial consultants at a value of $.25 per share.

In the nine months ended September 30, 2006, CytoGenix issued a total of 3,333,185 shares of common stock in a private placement to accredited investors at a cash price of $.65 per share.

In the nine months ended September 30, 2006, CytoGenix issued a total of 296,665 shares of common stock to financial consultants in consideration for their services in a $0.65 per share private placement. The shares were recorded in the third quarter 2006, as a cost of capital in conjunction with second and third quarter 2006 fundraising.

In the nine months ended September 30, 2006 CytoGenix issued a total of 320,000 shares of common stock for services valued at $275,200.

ITEM 6.       EXHIBITS.

              Exhibit Number  Description

               3.1*           Articles of Incorporation of Cryogenic  Solutions,
                              Inc.

               3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

               3.3* Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.

               3.4 Certificate of Amendment dated April 6, 2004 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)


               3.5 Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003) ylaws of Cryogenic Solutions, Inc. 3.6* B mendments to Bylaws of CytoGenix, Inc. (incorporated by reference to 3.7 Annex I of the definitive proxy statement on Schedule 14A filed with Ahe Securities and Exchange Commission on December 23, 2003) t


               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer


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

                                            CYTOGENIX, INC.

 Date:  November 14, 2006                   By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER