Form 10-K/A
period 2006-12-31
CYTOGENIX INC
filed 2007-05-09
CIK 1005302

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

COMMON STOCK, $.001 PAR VALUE PER SHARE

(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes |_| No |X| Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |  |

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

  Large accelerated filer |_|

Accelerated Filer |X|

Non-accelerated filer |  |

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $143,119,897.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 30, 2007 was 140,663,961.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

EXPLANATORY NOTE

We are filing this Form 10-K/A to amend Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which we filed with Securities and Exchange Commission on March 30, 2007.  This amendment is being filed because the performance graph contemplated by Item 201(e) of Regulation S-K was inadvertently omitted.

The following item has been included in this amendment:

Part II — Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS .

In addition, this amendment includes the following exhibits:

31.1 — Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act.”

31.2 — Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act.

This Form 10-K/A does not reflect events occurring after the filing of our Annual Report on Form 10-K on March 30, 2007 or include, or otherwise modify or update, the disclosure contained therein in any way except as expressly indicated above.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  There were 140,663,961 shares of common stock and no shares of preferred stock outstanding as of March 16, 2007.  The Company’s common stock is traded on the NASDAQ, OTC Bulletin Board under the ticker symbol CYGX.OB.

The high and low bid prices for the Company’s common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

PERFORMANCE GRAPH

The Company’s common stock began trading on the OTC Bullentin Board in August 2001.  The following graph depicts the Company’s total return to stockholders from August 2001 through December 31, 2006, relative to the performance of the Amex Biotech Index and Nasdaq Composite Index.  All of the cumulative total returns are computed assuming the value of the investment in Common Stock and each indexed as $100.00 on August 16, 2001 and the reinvestment of dividend at the frequency with which dividends were paid during applicable years.

	Base	INDEXED RETURNS
	Period	Years Ending
Company/Index	24-Aug-01	31-Dec-01	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06
CYTOGENIX, INC………………….	100	77	39	308	308	435	231
AMEX BIOTECH INDEX…………	100	106	61	89	99	124	137
NASDAQ COMPOSITE INDEX……	100	102	70	105	113	115	126

CHANGES IN SECURITIES

All of the Company’s securities sold during 2006 have been either previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

The Company issued 966,751 shares of common stock to individuals in consideration for their services in a $.40 per share private placement completed in the fourth quarter of 2006.  The shares were recorded as a cost of capital in conjunction with the fourth quarter fundraising.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)

(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(A)

(3)  EXHIBITS

EXHIBIT

NUMBER

DESCRIPTION

31.1

--Certifications of Principal Executive Officer pursuant to Rule

   13a-14(a) of the Securities Exchange Act of 1934, the “Act”.

31.2

--Certifications of Principal Financial Officer pursuant to Rule

   13a-14(a) of the Act”.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

By:       /s/ Malcolm Skolnick

-------------------------------------------------------

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 9, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 9, 2007

By:

/s/ Malcolm Skolnick

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

(PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date: May 9, 2007

By:

/s/ Raymond L Ocampo, Jr.

RAYMOND L. OCAMPO, JR.

DIRECTOR

Date: May 9, 2007

By:

/s/ Scott E. Parazynski

SCOTT E. PARAZYNSKI

DIRECTOR

Date: May 9, 2007

By:

/s/ Cy A. Stein

CY A. STEIN

DIRECTOR

Date: May 9, 2007

By:

/s/ John J. Rossi

JOHN J. ROSSI

DIRECTOR

Date: May 9, 2007

By:

/s/ Pam Schertz

PAM SCHERTZ

CHIEF FINANCIAL OFFICER