Form 10-Q
period 2007-03-31
CYTOGENIX INC
filed 2007-05-15
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

    [X]  QUARTERLY  REPORT  UNDER  SECTION  13 OR  15(D)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2007

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from ___________      to ____________.

                         Commission file number: 0-26807

                                 CYTOGENIX, INC.
             (Exact name of registrant as specified in its charter)

               NEVADA                                        76-0484097
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
  incorporation or organization)

                   3100 Wilcrest, Suite140, Houston, Texas         77042
                   ---------------------------------------         -----
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

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of March 31, 2007 was 140,663,961.

                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

           ITEM 1. - Financial Statements

               Balance Sheets as of March 31, 2007 (Unaudited) and
               December 31, 2006                                              3

               Statements of Operations for the three months ended March 31, 2007 and 2006, and period from February 10, 1995 (Inception)
               through March 31, 2007(Unaudited)                              4


               Statements of Cash Flows for the three months ended March 31, 2007 and 2006, and period from February 10, 1995 (Inception)
               through March 31, 2007 (Unaudited)                             5


               Notes to Financial Statements (Unaudited)                      6

           ITEM 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                    7

           ITEM 3.  Quantitative and Qualitative Disclosures About Market
                    Risk                                                      11

           ITEM 4.  Controls and Procedures                                   11

PART II    OTHER INFORMATION                                                  12

           ITEM 1.  Legal Proceedings                                         12

           ITEM 2.  Unregistered Sales of Equity Securities and
                    Use of Proceeds                                           13

           ITEM 6.  Exhibits                                                  14

SIGNATURES                                                                    15



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                               March 31,         December 31,
                                                                                  2007               2006
                                                                              (Unaudited)
                                                                            -----------------  -----------------
                                     ASSETS

Current Assets:
     Cash                                                                        $ 1,928,259        $ 2,854,197
     Accounts receivable, net                                                              -              2,577
     Inventory                                                                       385,709            421,957
     Prepaid expenses                                                                 14,685             14,297
                                                                            -----------------  -----------------

                                Total Current Assets                               2,328,653          3,293,028

Property and equipment, net                                                          279,687            261,793
Deposits                                                                             481,971            481,971
Long-term investments - restricted                                                   174,445            172,892
                                                                            -----------------  -----------------

                                    Total Assets                                 $ 3,264,756        $ 4,209,684
                                                                            =================  =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long-term debt, current portion                                                $ 25,745           $ 25,153
     Accounts payable                                                                312,395            309,874
     Accrued expenses                                                              1,084,526            927,889
                                                                            -----------------  -----------------

                             Total Current Liabilities                             1,422,666          1,262,916

     Long-term debt, less current portion                                             38,339             45,015
                                                                            -----------------  -----------------

                                 Total Liabilities                                 1,461,005          1,307,931
                                                                            -----------------  -----------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                                  -                  -
     Common stock, $.001 par value; 300,000,000 share authorized,
         140,663,961 and 140,663,961 share issued and outstanding as of
         March 31, 2007 and December 31, 2006, respectively                          140,664            140,664
     Additonal paid-in capital                                                    30,544,649         30,544,649
     Treasury stock, at cost                                                        (629,972)          (629,972)
     Deficit accumulated during the development stage                            (28,251,590)       (27,153,588)
                                                                            -----------------  -----------------

                             Total Stockholders' Equity                            1,803,751          2,901,753
                                                                            -----------------  -----------------

                     Total Liabilities and Stockholders' Equity                  $ 3,264,756        $ 4,209,684
                                                                            =================  =================


The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
             THREE MONTHS ENDING MARCH 31, 2007 AND 2006 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
                                                                                                            Inception
                                                                                                            Through
                                                                       2007              2006           March 31, 2007
                                                                 -----------------  ----------------   ------------------

REVENUES                                                         $              -   $             -    $         159,568

COSTS OF REVENUES                                                               -                 -              310,440
                                                                 -----------------  ----------------   ------------------

       GROSS MARGIN                                                             -                 -             (150,872)

COSTS AND EXPENSES:
       Research and development                                           516,984           498,509           10,522,320
       General and administrative                                         557,476           522,358           15,013,218
       Consulting expense                                                   8,031             9,075            1,872,149
       Depreciation and amortization                                       15,442             6,518              333,790
       Impairment expense                                                       -                 -              345,588
       Equity in losses in joint venture                                        -                 -               10,000
                                                                 -----------------  ----------------   ------------------

LOSS FROM OPERATIONS                                                   (1,097,933)       (1,036,460)         (28,247,937)

OTHER INCOME:
       Interest income                                                      1,553               966                9,226
       Interest expense                                                    (1,622)                -               (4,633)
       Loss on disposal of property of equipment                                -                 -              (10,760)
       Dividend income                                                          -                 -                2,514
                                                                 -----------------  ----------------   ------------------

NET LOSS                                                         $      (1,098,002)  $    (1,035,494)  $      (28,251,590)
                                                                 =================  ================   ==================

Net loss per share:
       Basic and diluted net loss per share                      $           (0.01)  $        (0.01)
                                                                 =================  ================

Weighted average shares outstanding:
       Basic and diluted                                              140,663,961       124,613,703
                                                                 =================  ================



The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENTS OF CASH FLOWS
             THREE MONTHS ENDING MARCH 31, 2007 AND 2006 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH MARCH 31, 2007
                                   (UNAUDITED)
                                                                                                       Inception
                                                                                                        Through
                                                                                                       March 31,
                                                                       2007             2006             2007
                                                                   --------------   --------------   ---------------

OPERATING ACTIVITIES:
    Net Loss                                                       $  (1,098,002)   $  (1,035,494)   $  (28,251,590)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                                        15,442            6,518           330,413
      Impairment expense                                                       -                -           345,588
      Loss on disposal of property & equipment                                 -                -            10,760
      Accrued interest income on long-term investment-restricted          (1,553)            (967)           (8,945)
      Stock issued for services                                                -                -         7,746,178
      Stock option expense                                                     -                -         2,062,193
      Equity in losses of joint venture                                        -                -            10,000
      Changes in assets and liabilities:
         Accounts receivable                                               2,577                -                 -
         Inventory                                                        36,248         (176,571)         (385,709)
         Prepaid expenses                                                   (388)         (22,426)          (14,685)
         Deposits                                                              -                -            (6,399)
         Accounts payable                                                  2,521           90,005           312,395
         Accrued expenses                                                156,637           99,859         1,889,744
                                                                   --------------   --------------   ---------------

Net cash used in operation activities                                   (886,518)      (1,039,076)      (15,960,057)
                                                                   --------------   --------------   ---------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (33,336)         (93,254)         (591,447)
    Deposit on building contract                                               -                -          (475,572)
    Issue note receivable                                                      -                -           (25,100)
    Investment in long-term CD                                                 -                -          (165,500)
    Investment in joint venture                                                -                -           (10,000)
                                                                   --------------   --------------   ---------------

Net cash used in investing activities                                    (33,336)         (93,254)       (1,267,619)
                                                                   --------------   --------------   ---------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                                -                -           330,000
    Payment on notes payable                                              (6,084)               -          (265,916)
    Treasury share sold                                                        -                -         1,290,568
    Purchase of treasury shares                                                -                -           (60,000)
    Buyback of stock warrants                                                  -                -              (571)
    Proceeds from stock subscriptions                                          -          365,000                 -
    Sale of common stock, net fundraising                                      -                -        17,137,355
    Sale of common stock for exercised warrants                                -                -           571,999
    Contributions to capital                                                   -                -           152,500
                                                                   --------------   --------------   ---------------

Net cash used in financing activities                                     (6,084)         365,000        19,155,935
                                                                   --------------   --------------   ---------------

NET CHANGE IN CASH                                                      (925,938)        (767,330)        1,928,259
CASH, beginning of period                                              2,854,197        1,307,965                 -
                                                                   --------------   --------------   ---------------

CASH, end of period                                                $   1,928,259    $     540,635    $    1,928,259
                                                                   ==============   ==============   ===============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                  $       1,622    $           -    $        2,894
                                                                   ==============   ==============   ===============

    Income taxes paid                                              $           -    $           -    $            -
                                                                   ==============   ==============   ===============

NONCASH TRANSACTIONS:
    Common stock issued for debt                                   $           -    $           -    $      805,219
    Received treasury stock for note receivable                                -                -            25,100
    Common stock issued for patent                                             -                -           375,000




The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDTIED)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ending December 31, 2006, as reported in the Form 10K, have been omitted.

NOTE 2 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2007 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first three months of 2007 based on the Company's common stock price as of March 31, 2007.

Waldroff and Applied Veterinary Genomics, Inc. ("AVGI") - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing; CytoGenix filed a timely response to that motion and the parties await decision by the Court. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI's Motion for Rehearing. Appellants have now filed a petition for review before the Supreme Court of Texas. The parties await the high Court's decision to grant or deny the petition.

Pending resolution of the Court's decision and possible ongoing/ appeals, CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually.

In  November  of 2006,  the  former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company. In conjunction with the former officers' resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007. The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded in compliance with that request. The Company's Board of Directors instituted a special committee of independent directors who has hired independent, outside counsel to conduct an independent investigation. As of May 15, 2007 this investigation is in progress. Management intends to vigorously defend the actions brought by the former COO and CFO.

NOTE 3 - SUBSEQUENT EVENTS

Employee Stock-Based Compensation

The Board resolved during a regularly scheduled meeting on April 17, 2007 to register the underlying shares of the 2003 Stock Option Plan. At such time when the shares are registered the stock options will be fully vested and exercisable. Employee stock-based compensation expenses relating to the 2003 stock option plan will be recorded as follows during the quarter ending June 30, 2007.

Research and development                    $2,462,347
General and administrative                   1,133,596
                                            -----------

         Stock-based compensation           $3,595,943
                                            ==========

We used the Black-Scholes option-pricing model ("Black-Scholes model") to value our stock options with the following assumptions:

         Volatility                   116% to 250%
         Risk-Fee Interest Rate       4.50%
         Dividend Yield               0.00%
         Expected Term (years)       10.00


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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

         For the three months ended March 31, 2007, we reported a net loss of $1,098,002, or less than one cent per share, and no revenue as compared with a net loss of $1,035,494, or less than one cent per share, and no revenue for the three months ended March 31, 2006.

         Research and Development Expenses. Research and development expenses increased to $516,984 for the first quarter of 2007 as compared to $498,509 during the same period in 2006 due to an increase of approximately $172,500 in DNA production research expenses through Sponsored Research Agreements and additional internal DNA product research expenses incorporating the GE Healthcare kits. This increase in research activity was offset by the decrease of approximately $154,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006.

         General and Administrative Expenses. General and administrative expenses increased to $557,476 for the first quarter of 2007 compared to $522,358 for the same period in 2006 primarily due to the increase in legal fees and investigation fees amounting to approximately $221,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by a former executive officer. These fees were offset by (i) a decrease of approximately $147,000 in salary, bonus, and related payroll expenses not paid to a former executive officer due to his resignation in the last quarter of 2006, and (ii) public relations fees incurred in 2006 but not in 2007 of approximately $38,000.

         Consulting Expenses. Consulting expenses decreased to $8,031 for the first quarter of 2007 compared to $9,075 for the same period in 2006. This decrease was due to a decrease in fees for a consultant used to format our yearly SEC filings.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $15,442 for the first quarter of 2007 compared to $6,518 for the same period in 2006 primarily due to the additional R&D equipment purchased for DNA production.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $5,700,000 for operations in fiscal year 2007, of which approximately $2,100,000 has been allocated for general and administrative costs and $3,600,000 for research and development. We will rely on equity financing to satisfy our working capital requirements, and have as of March 31, 2007 $1,928,259 of cash on hand for fiscal year 2007. Of the $3,600,000 budgeted for research and development expenses, the Company anticipates $2,000,000 will be utilized for pre-clinical development.

         The Company's ability to continue operations through December 31, 2007 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2007. Based on historical yearly financial requirements, operating capital of approximately $5.7 million will be needed for each of the calendar years 2007 and 2008.

         The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of enzymatically synthesized DNA (synDNA(TM)) to companies involved in the development of DNA-based therapeutics and vaccines, and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require hiring of additional personnel, significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

         CytoGenix has developed a broad platform of down regulation and gene silencing technologies. Down regulation of genes or gene silencing comprises a set of techniques which can prevent a gene from expressing the protein for which it is encoded or interact with a target protein to change or inhibit its function. These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications. Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression. In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA's and prevents the production of the encoded protein. When this antisense sequence binds to the targeted mRNA it prevents mRNA from being "read" by a ribosome. This antisense approach can be modified so that internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation. Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function. The Company has coordinated and performed experiments utilizing all these applications. The results appear in scientific publications in peer reviewed journals and have been incorporated into numerous patent applications, some of which have granted or allowed.

         The Company's early research and development on ssDNA expression vectors was dependent upon the use of DNA plasmids produced using bacterial fermentation techniques. At the time the Company's experiments began, clinical grade plasmids could be obtained for approximately $25,000 per gram. When the Company introduced its first product, Simplivir(TM), an anti-herpes compound, to the FDA, the price for clinical grade plasmids had risen to approximately $250,000 per gram. The Company looked for alternatives and developed a process for producing enzymatically synthesized DNA (synDNA(TM)) without using bacterial fermentation. The bacteria-free process for making therapeutic quality DNA is proprietary to the Company. Through its use, we have met our own product needs and have directed our excess capacity to producing DNA for other third party users in the market. The combination of competitive pricing, rapid manufacture, and regulatory advantages associated with endotoxin-free and bacteria-free production make our products very competitive. The Company is currently generating revenues from synDNA(TM) sales.

         We have been able to expand our product line to include DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional, bacteria-grown plasmids have demonstrated synDNA(TM) products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu. The Company has entered a Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against ebola and equine encephalitis. The Company is pursuing other CRADA's/contracts with the federal government especially in the bio-terror and pandemic threat areas.

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

The Company has no significant exposure to market risks with any of its financial instruments.

ITEM 4.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures have not changed since the December 31, 2006 evaluation and audit of such controls.

         At December 31, 2006 the Company indicated their control deficiencies, which together constituted a material weakness over the Company's internal control over financial reporting are still in existence. The Company was in the process of remediating the control deficiencies and will continue to do so going forward.

CHANGES IN INTERNAL CONTROLS

         The Company is remediating its control deficiencies. Remediation of the identified material weakness in internal controls over financial reporting will be addressed and modified as needed until all necessary internal controls are implemented and operate for a period of time, are tested, and the Company and its auditors are able to conclude that such internal controls are operating effectively. Effective with the first quarter in 2007, the Company has (i) implemented increased segregation of duties between the check issuance, the check signature, and the bank statement reconciliation functions, (ii) implemented the requirement for greater documentation for all expenditures, including approvals by division manager and CEO under certain circumstances,
(iii) is developing controls to insure proper accounting for non-routine or complex accounting issues, and to insure that agreements are provided to and reviewed by appropriate accounting and financial personnel on a timely basis, and (iv) hired an outside financial reporting consultant. The function of the outside accounting consultant is to: (i) review alternative accounting treatments for significant transactions and to make sure that they are documented and approved by management, (ii) develop a financial reporting process, and (iii) review the financial data used to prepare the financial statements. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal controls over financial reporting in the future.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing and CytoGenix filed a timely response to that motion. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI's Motion for Rehearing. As of the date of this filing, Waldroff/AVGI has now filed a petition for review by the Supreme Court of Texas. The parties await the high Court's decision to grant or deny the petition.

Pending resolution of an appeal CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually.

DEFAMATORY ACTIONS

The Company is actively pursuing legal action against various parties involved in the posting of defamatory comments about the Company and /or its employees. It has recently settled a suit filed for injunctive relief and damages again a poster on the Cytogenix Investor Hub (IHUB) chatroom. The suit was filed in the Federal District Court on September 26, 2006. A subpoena was subsequently served on IHUB to reveal the identification of the responsible poster who was later included in the suit. The parties agreed to settle the matter and further legal action has been dismissed.

EMPLOYMENT ACTIONS

In  November  of 2006,  the  former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company. In conjunction with the former officers' resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007. The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded in compliance with that request. The Company's Board of Directors instituted a special committee of independent directors who has hired independent, outside counsel to conduct an independent investigation. As of May 15, 2007 this investigation is in progress. Management intends to vigorously defend the actions brought by the former COO and CFO.

INTELLECTUAL PROPERTY MATTERS:

In the quarter ending March 31, 2007, CytoGenix expanded its enforceable patent rights in the foreign markets through registration of patent rights in nine countries claiming rights to a European patent which was granted during the last quarter of 2006. These registrations cover similar in vivo ssDNA expression technology as covered by a patent in China (also granted in the last quarter of 2006) and allowed patents in Korea and India.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended March 31, 2007, CytoGenix did not issue any shares of common or preferred stock.

ITEM 6.       EXHIBITS.

              Exhibit Number          Description

               3.1*           Articles of Incorporation of Cryogenic  Solutions,
                              Inc.

               3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

               3.3* Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.

               3.4 Certificate of Amendment dated April 6, 2004 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)


               3.5 Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003) Bylaws of Cryogenic Solutions, Inc. 3.6* mendments to Bylaws of CytoGenix, Inc. (incorporated by reference to 3.7 Annex I of the definitive proxy statement on Schedule 14A filed with Ahe Securities and Exchange Commission on December 23, 2003) t


               31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer


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

                                            CYTOGENIX, INC.

 Date: May 15, 2007                         By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                      MALCOLM SKOLNICK
                                                      PRESIDENT AND CHIEF
                                                      EXECUTIVE OFFICER