Form 10-Q
period 2007-06-30
CYTOGENIX INC
filed 2007-08-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007

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

         Yes    X         No
              ------         ------

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

 Large accelerated filer | |   Accelerated filer |X|   Non-accelerated filer | |


         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of June 30, 2007 was 140,663,961.




                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

           ITEM 1. - Financial Statements

               Balance Sheets as of June 30, 2007 (Unaudited) and
               December 31, 2006                                                                    3

               Statements of Operations for the three and six months ended June 30,
               2007 and 2006, and period from February 10, 1995 (Inception) through  June 30,
               2007(Unaudited)                                                                      4

               Statements of Cash Flows for the six months ended June 30, 2007 and 2006, and period from February 10, 1995 (Inception) through June 30,
               2007 (Unaudited)                                                                     5

               Notes to Financial Statements (Unaudited)                                            6

           ITEM 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                          8

           ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                      13

           ITEM 4.  Controls and Procedures                                                         13

PART II    OTHER INFORMATION                                                                        14

           ITEM 1.  Legal Proceedings                                                               14

           ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     15

           ITEM 6.  Exhibits                                                                        16

SIGNATURES                                                                                          17




                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                 BALANCE SHEETS

                                                                            June 30,      December 31,
                                                                              2007           2006
                                                                          (Unaudited)
                                                                          ------------    ------------

                                    ASSETS

Current Assets:
     Cash                                                                 $    778,432    $  2,854,197
     Accounts receivable, net                                                   26,307           2,577
     Inventory                                                                 324,882         421,957
     Prepaid expenses                                                           45,540          14,297
                                                                          ------------    ------------

                               Total Current Assets                          1,175,161       3,293,028

Property and equipment, net                                                    263,245         261,793
Deposits                                                                       727,560         481,971
Long-term investments - restricted                                             176,016         172,892
                                                                          ------------    ------------

                                   Total Assets                           $  2,341,982    $  4,209,684
                                                                          ============    ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Long-term debt, current portion                                      $     26,385    $     25,153
     Accounts payable                                                          265,128         309,874
     Accrued expenses                                                        1,172,486         927,889
                                                                          ------------    ------------

                             Total Current Liabilities                       1,463,999       1,262,916

     Long-term debt, less current portion                                       31,501          45,015
                                                                          ------------    ------------

                                 Total Liabilities                           1,495,500       1,307,931
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                         --              --
     Common stock, $.001 par value; 300,000,000 share authorized,
         140,663,961 and 140,663,961 share issued and outstanding as of
         June 30, 2007 and December 31, 2006, respectively                     140,664         140,664
     Additonal paid-in capital                                              33,863,818      30,544,649
     Treasury stock                                                           (629,972)       (629,972)
     Deficit accumulated during the development stage                      (32,528,028)    (27,153,588)
                                                                          ------------    ------------

                            Total Stockholders' Equity                         846,482       2,901,753
                                                                          ------------    ------------

                    Total Liabilities and Stockholders' Equity            $  2,341,982    $  4,209,684
                                                                          ============    ============




The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
          THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND 2006 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2007
                                   (UNAUDITED)
                                                                                                               Inception
                                                       Three Months Ended            Six Months Ended           Through
                                                    June 30,       June 30,       June 30,      June 30,       June 30,
                                                      2007           2006           2007          2006           2007
                                                   ------------  -------------  ------------- -------------  --------------


REVENUES                                           $    39,459    $    37,180   $     39,459  $     37,180   $     199,027

COSTS OF REVENUES                                       12,248         11,656         12,248        11,656         322,688
                                                   ------------  -------------  ------------- -------------  --------------

      GROSS MARGIN                                      27,211         25,524         27,211        25,524        (123,661)

COSTS AND EXPENSES:
      Research and development                       1,941,390        642,568      2,458,374     1,141,077      12,463,710
      General and administrative                     2,334,802        288,628      2,892,278       810,986      17,348,020
      Consulting expense                                20,743          1,035         28,774        10,110       1,892,892
      Depreciation and amortization                     16,442         11,037         31,884        17,555         350,232
      Impairment expense                                     -              -              -             -         345,588
      Equity in losses in joint venture                      -              -              -             -          10,000
                                                   ------------  -------------  ------------- -------------  --------------

LOSS FROM OPERATIONS                                (4,286,166)      (917,744)    (5,384,099)   (1,954,204)    (32,534,103)

OTHER INCOME:
      Interest income                                   11,579            981         13,132         1,947          20,805
      Interest expense                                  (1,851)             -         (3,473)            -          (6,484)
      Loss on disposal of property of equipment              -              -              -             -         (10,760)
      Dividend income                                        -              -              -             -           2,514
                                                   ------------  -------------  ------------- -------------  --------------

NET LOSS                                           $ (4,276,438) $   (916,763)  $ (5,374,440) $ (1,952,257)  $ (32,528,028)
                                                   ============  =============  ============= =============  ==============

Net loss per share:
      Basic and diluted net loss per share         $     (0.03)  $      (0.01)  $      (0.04) $      (0.02)
                                                   ============  =============  ============= =============

Weighted average shares outstanding:
      Basic and diluted                            140,663,961    125,914,952    140,663,961   125,097,661
                                                   ============  =============  ============= =============





The accompanying notes are an integral part of these financial statements.


                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                             STATEMENT OF CASH FLOWS
               SIX MONTHS ENDING JUNE 30, 2007 AND 2006 AND PERIOD
            FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH JUNE 30, 2007
                                   (UNAUDITED)
                                                                                                      Inception
                                                                                                       Through
                                                                                                       June 30,
                                                                          2007            2006           2007
                                                                    ------------    ------------    ------------

OPERATING ACTIVITIES:
    Net Loss                                                        $ (5,374,440)   $ (1,952,257)   $(32,528,028)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                                        31,884          17,556         346,854
      Share-based compensation expense                                 3,319,169            --         3,319,169
      Impairment expense                                                    --              --           345,588
      Loss on disposal of property & equipment                              --              --            10,760
      Accrued interest income on long-term investment-restricted          (3,124)         (1,948)        (10,516)
      Stock issued for services                                             --              --         7,746,178
      Stock option expense                                                  --              --         2,062,193
      Equity in losses of joint venture                                     --              --            10,000
      Changes in assets and liabilities:
         Accounts receivable                                             (23,731)        (39,410)        (26,307)
         Inventory                                                        97,075        (176,719)       (324,882)
         Prepaid expenses                                                (31,242)       (136,338)        (45,540)
         Deposits                                                           --              --            (6,399)
         Accounts payable                                                (44,746)        131,225         265,128
         Accrued expenses                                                244,598         129,745       1,977,705
                                                                    ------------    ------------    ------------

Net cash used in operation activities                                 (1,784,557)     (2,028,146)    (16,858,097)
                                                                    ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                   (33,336)       (207,111)       (591,447)
    Payments for deposit on building contract                           (245,589)           --          (721,161)
    Issue note receivable                                                   --              --           (25,100)
    Investment in long-term CD                                              --              --          (165,500)
    Investment in joint venture                                             --              --           (10,000)
                                                                    ------------    ------------    ------------

Net cash used in investing activities                                   (278,925)       (207,111)     (1,513,208)
                                                                    ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                             --              --           330,000
    Payment on notes payable                                             (12,283)           --          (272,114)
    Treasury share sold                                                     --              --         1,290,568
    Purchase of treasury shares                                             --              --           (60,000)
    Buyback of stock warrants                                               --              --              (571)
    Proceeds from stock subscriptions                                       --         2,096,571            --
    Sale of common stock, net fundraising                                   --              --        17,137,355
    Sale of common stock for exercised warrants                             --              --           571,999
    Contributions to capital                                                --              --           152,500
                                                                    ------------    ------------    ------------

Net cash provided by (used in) financing activities                      (12,283)      2,096,571      19,149,737
                                                                    ------------    ------------    ------------

NET CHANGE IN CASH                                                    (2,075,765)       (138,686)        778,432
CASH, beginning of period                                              2,854,197       1,307,965            --
                                                                    ------------    ------------    ------------

CASH, end of period                                                 $    778,432    $  1,169,279    $    778,432
                                                                    ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                   $      1,851    $       --      $      2,894
                                                                    ============    ============    ============

    Income taxes paid                                               $       --      $       --      $       --
                                                                    ============    ============    ============

NONCASH TRANSACTIONS:
    Common stock issued for debt                                    $       --      $       --      $    805,219
    Received treasury stock for note receivable                             --              --            25,100
    Common stock issued for patent                                          --              --           375,000




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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2007 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first six months of 2007 based on the Company's common stock price as of June 30, 2007.

On June 11, 2007, CytoGenix, Inc. (the "Company") entered into an amendment (the "Amendment") to the March 24, 2006 supply agreement (the "Supply Agreement") it previously entered into with GE Healthcare Bio-Sciences Corp ("GEHC"). The Amendment does not obligate the Company to purchase from GEHC in 2007 genomic DNA kits for use in the amplification and preparation of cell free plasmid DNA (the "DNA Kits"). The Company's obligation to purchase a minimum number of DNA Kits commences on March 25, 2008 at an aggregate cost of $250,000 for the following 12 months. The initial term of the Amendment ends on March 24, 2008 and the parties may elect to extend the term for three additional years. In the event the term is so extended, the Amendment provides the Company will be obligated to purchase a minimum number of DNA Kits that would cost $500,000 the second year, $1,000,000 the third year and $2,000,000 the fourth year, subject to GEHC's right to increase the prices each year up to a percentage equal to the percentage increase of the producer price index for drugs and pharmaceuticals issued by the U.S. Department of Labor. In addition, the Amendment obligates the Company to pay GEHC various royalty percentages of revenue derived from the Company's sale of DNA to existing customers, customers referred to the Company by GEHC and any other customer.

Waldroff and Applied Veterinary Genomics, Inc. ("AVGI") - initiated litigation in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and AVGI filed a motion for a rehearing; CytoGenix filed a timely response to that motion and the parties await decision by the Court. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI's Motion for Rehearing. Waldroff and AVGI filed a petition for review before the Supreme Court of Texas. The high court subsequently dismissed that petition and the parties await issuance of a final mandate by the 1st Court of Appeals.

Pending resolution of the Court's decision and possible ongoing appeals, CytoGenix established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually. Upon issuance of a final mandate by the 1st Court of Appeals, this CD will be released to CytoGenix.

In November  2006,  both the former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are currently pursuing arbitration to resolve claims by Messrs. Vazquez and Wunderlich and counterclaims by the Company. In conjunction with the former officers' resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007. The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded to that request. The Company's Board of Directors designated a special committee of independent directors that hired independent outside counsel to conduct an independent investigation. A preliminary report was filed with the SEC on June 12, 2007. As of August 9, 2007 this investigation remains pending. Management intends to vigorously defend the actions brought by the former COO and CFO.

NOTE 3 - Stock Based Compensation

Employee Stock-Based Compensation

The Board resolved during a regular scheduled meeting on April 17, 2007 to register the underlying shares of the 2003 Stock Option Plan. At such time when the shares are registered the stock options will be fully exercisable. Employee stock-based compensation expenses relating to the 2003 stock option plan was recorded as follows:

         Research and development                  $1,517,979
         General and administrative                 1,801,190
                                                   ----------

         Stock-based compensation                  $3,319,169
                                                   ----------

We used the Black-Scholes option-pricing model ("Black-Scholes model") to value our stock options with the following assumptions:

         Volatility                   116% to 250%
         Risk-Fee Interest Rate         4.50%
         Dividend Yield                 0.00%
         Expected Term (years)         10.00

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

         For the three months ended June 30, 2007, we reported a net loss of $4,276,438, or less than one cent per share, and $39,459 of revenue as compared with a net loss of $916,763, or less than one cent per share, and $37,180 of revenue for the three months ended June 30, 2006.

         Research and Development Expenses. Research and development expenses increased to $1,941,390 for the second quarter of 2007 as compared to $642,568 during the same period in 2006 due to an increase of approximately $1,517,979 in compensation expenses resulting from awards previously granted under our 2003 stock option plan. This increase in compensation expenses was partially offset by the decrease of approximately $95,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignations in the last quarter of 2006. The increase was additionally offset by a decrease of approximately $55,000 in research consultants and recruiter expenses and $25,000 research conference expenses.

         General and Administrative Expenses. General and administrative expenses increased to $2,334,802 in the second quarter of 2007 compared to $288,628 for the same period in 2006 primarily due to an increase of approximately $1,801,190 in compensation expenses resulting from awards previously granted under our 2003 stock option plan and an increase in legal fees and investigation fees amounting to approximately $173,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by former executive officers. Additional increases occurred in director & officer liability insurance premiums of $12,000 and Board of Director and annual shareholder meeting expenses of $34,000.

         Consulting Expenses. Consulting expenses increased to $20,743 for the second quarter of 2007 compared to $1,035 for the same period in 2006. This increase was primarily due to an increase in fees for a consultant used to assist with construction management for the construction of our new office and production facility.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $16,442 for the first quarter of 2007 compared to $11,037 for the same period in 2006 primarily due to the additional research and development equipment purchased for production.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

         For the six months ended June 30, 2007, we reported a net loss of $5,374,440, or less than one cent per share, and $39,459 of revenue as compared with a net loss of $1,952,257, or less than two cent per share, and $37,180 of revenue for the six months ended June 30, 2006.

         Research and Development Expenses. Research and development expenses increased to $2,458,374 for the first six months of 2007 as compared to $1,141,077 during the same period in 2006 due to an increase of approximately $1,517,979 in compensation expenses resulting from awards previously granted under our 2003 stock option plan. This increase in compensation expenses was offset by the decrease of approximately $200,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006.

         General and Administrative Expenses. General and administrative expenses increased to $2,892,278 for the first six months of 2007 compared to $810,986 for the same period in 2006 primarily due to an increase of approximately $1,801,190 in compensation expenses resulting from awards previously granted under our 2003 stock option plan and an increase in legal fees and investigation expenses amounting to approximately $282,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by former executive officers. Additional increases occurred in director and officer liability insurance premiums of $12,000, Board of Director and annual shareholder meeting expense of $50,000, and accounting fees of $54,000. The increases were offset by the decrease of approximately $139,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006 and a decrease in investor relations consultant expenses of $21,000.

         Consulting Expenses. Consulting expenses increased to $28,774 for the first six months of 2007 compared to $10,110 for the same period in 2006. This increase was primarily due to an increase in fees for a consultant used to assist with construction management for the construction of our new office and production facility.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $31,884 for the first six months of 2007 compared to $17,555 for the same period in 2006 primarily due to the additional research and development equipment purchased for production.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has budgeted approximately $5,700,000 for operations in fiscal year 2007, of which approximately $2,100,000 has been allocated for general and administrative costs and $3,600,000 for research and development. We will rely on equity financing to satisfy our working capital requirements, and have as of June 30, 2007 $778,432 of cash on hand for fiscal year 2007. Of the $3,600,000 budgeted for research and development expenses, the Company anticipates $2,000,000 will be utilized for pre-clinical development and $1,600,000 used for synDNA(TM) development.

         The Company's ability to continue operations through December 31, 2007 will depend on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is substantial doubt that the

Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2007. Based on historical yearly financial requirements, operating capital of approximately $5.7 million will be needed for each of the last six months of 2007 and the calendar year of 2008.

         The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of enzymatically synthesized DNA (synDNA(TM)) to companies involved in the development of DNA-based therapeutics and vaccines, and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require hiring of additional personnel, significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the next eighteen months. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

         CytoGenix has developed a broad platform of down regulation and gene silencing technologies. Down regulation of genes or gene silencing comprises a set of techniques which can prevent a gene from expressing the protein for which it is encoded or interact with a target protein to change or inhibit its function. These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications. Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression. In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA's and prevents the production of the encoded protein. When this antisense sequence binds to the targeted mRNA it prevents mRNA from being "read" by a ribosome. This antisense approach can be modified so that internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation. Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function. The Company has coordinated and performed experiments utilizing all these applications. The results appear in scientific publications of peer reviewed journals and have been incorporated into numerous patent applications, some of which have granted or allowed.

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

         We have been able to expand our product line to include DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional, bacteria-grown plasmids have demonstrated synDNA(TM) products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu. Challenged experiments have show the Company's DNA vaccine for avian flu protected the majority of the vaccinated animals against lethal doses of the flu virus. The Company has entered a Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against ebola and equine encephalitis. The Company is pursuing other CRADA's/contracts with the federal government especially in the bio-terror and pandemic threat areas.

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

INTELLECTUAL PROPERTY MATTERS:

         In the quarter ending June 30, 2007, CytoGenix continues to expand its enforceable patent rights covering the Company's basic in vivo ssDNA expression technology in the foreign markets by registration of patent rights in a total of nine European countries. During the second quarter, additional grants protecting this technology were awarded in India and Korea; a similar grant had been previously granted in China during the last quarter of 2006.

         Also, during the second quarter of 2007, the Company's initial international patent application covering its synDNATM technology was expanded into eleven individual country and regional applications, including the US. Normal prosecution is in progress.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As of June 30, 2007 the Company has a restricted long-term CD (Certificate of Deposit) investment for the Waldroff litigation matter discussed above. Pending resolution of an appeal of this case the Company has established a long-term CD in the amount of $115,500. This CD earns interest at a rate of 3.4% annually. Upon issuance of a final mandate by the 1st Court of Appeals, this CD will be released.

ITEM 4.  CONTROLS AND PROCEDURES

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

      Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

         At December 31, 2006 the Company indicated their control deficiencies, which together constituted a material weakness over the Company's internal control over financial reporting are still in existence. The Company is in the process of remedying the control deficiencies and will continue to do so going forward.

CHANGES IN INTERNAL CONTROLS

The Company is remedying its control deficiencies. Remediation of the identified material weakness in internal controls over financial reporting will be addressed and modified as needed until all necessary internal controls are implemented and operate for a period of time, are tested, and the Company and its auditors are able to conclude that such internal controls are operating effectively. Effective with the first six months in 2007, the Company has (i) implemented increased segregation of duties between the check issuance, the check signature, and the bank statement reconciliation functions, (ii) implemented the requirement for greater documentation for all expenditures, including approvals by division manager and CEO under certain circumstances,
(iii) is developing controls to insure proper accounting for non-routine or complex accounting issues, and to insure that agreements are provided to and reviewed by appropriate accounting and financial personnel on a timely basis, and (iv) hired an outside financial reporting consultant. The function of the outside accounting consultant is to: (i) review alternative accounting treatments for significant transactions and to make sure that they are documented and approved by management, (ii) develop a financial reporting process, and (iii) review the financial data used to prepare the financial statements. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal controls over financial reporting in the future.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing and CytoGenix filed a timely response to that motion. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI's Motion for Rehearing. As of the date of this filing, Waldroff/AVGI has now filed a petition for review by the Supreme Court of Texas. The high court subsequently dismissed that petition and the parties await issuance of a final mandate by the 1st Court of Appeals.

Pending resolution of an appeal CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually. Upon issuance of a final mandate by the 1st Court of Appeals, this CD will be released to CytoGenix.

EMPLOYMENT ACTIONS

In November  2006,  both the former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are currently pursuing arbitration to resolve claims by Messrs. Vazquez and Wunderlich and counterclaims by the Company. In conjunction with the former officers' resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007. The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded to that request. The Company's Board of Directors designated a special committee of independent directors that hired independent outside counsel to conduct an independent investigation. A preliminary report was filed with the SEC on June 12, 2007. As of August 9, 2007 this investigation remains pending. Management intends to vigorously defend the actions brought by the former COO and CFO.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the six months ended June 30, 2007, CytoGenix did not issue any shares of common or preferred stock.

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

                                            CYTOGENIX, INC.

 Date: August 14, 2007                      By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   MALCOLM SKOLNICK
                                                   PRESIDENT AND CHIEF
                                                   EXECUTIVE OFFICER