Form 10-Q
period 2007-09-30
CYTOGENIX INC
filed 2007-11-14
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]  QUARTERLY  REPORT UNDER  SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE

     ACT OF 1934 For the quarterly period ended September 30, 2007

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

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of September 30, 2007 was 140,973,972.




                                TABLE OF CONTENTS

PART I     FINANCIAL INFORMATION

           ITEM 1. - Financial Statements

               Balance Sheets as of September 30, 2007 (Unaudited) and
               December 31, 2006                                                                    3

               Statements of Operations for the three and six months ended September 30,
               2007 and 2006, and period from February 10, 1995 (Inception) through September 30,
               2007(Unaudited)                                                                      4

               Statements of Cash Flows for the six months ended September 30, 2007 and 2006, and period from February 10, 1995 (Inception) through September 30,
               2007 (Unaudited)                                                                     5

               Notes to Financial Statements (Unaudited)                                            6

           ITEM 2.  Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                             9

           ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk                      15

           ITEM 4.  Controls and Procedures                                                         15

PART II    OTHER INFORMATION                                                                        16

           ITEM 1.  Legal Proceedings                                                               16

           ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds                     17

           ITEM 6.  Exhibits                                                                        18

SIGNATURES                                                                                          19


                                 CYTOGENIX, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.




                                               CYTOGENIX, INC.
                                        (A DEVELOPMENT STAGE COMPANY)

                                                BALANCE SHEETS

                                                                          September 30,   December 31,
                                                                               2007           2006
                                                                           (Unaudited)
                                                                          ------------    ------------

                                    ASSETS

Current Assets:
     Cash                                                                 $    228,830    $  2,854,197
     Accounts receivable, net                                                    2,555           2,577
     Inventory                                                                 316,933         421,957
     Prepaid expenses                                                           33,016          14,297
                                                                          ------------    ------------

                               Total Current Assets                            581,334       3,293,028

Property and equipment, net                                                    253,619         261,793
Deposits                                                                       727,560         481,971
Long-term investments - restricted                                              52,827         172,892
                                                                          ------------    ------------

                                   Total Assets                           $  1,615,340    $  4,209,684
                                                                          ============    ============

                LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
     Long-term debt, current portion                                      $     27,023    $     25,153
     Accounts payable                                                          316,638         309,874
     Accrued expenses                                                        1,354,561         927,889
                                                                          ------------    ------------

                             Total Current Liabilities                       1,698,222       1,262,916

     Long-term debt, less current portion                                       24,511          45,015
                                                                          ------------    ------------

                                 Total Liabilities                           1,722,733       1,307,931
                                                                          ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY:
     Preferred stock, $.001 par value; 50,000,000 share authorized,
         no shares issued and outstanding                                         --              --
     Common stock, $.001 par value; 300,000,000 share authorized,
         140,973,972 and 140,663,961 share issued and outstanding as of
         September 30, 2007 and December 31, 2006, respectively                140,974         140,664
     Additonal paid-in capital                                              34,280,998      30,544,649
     Treasury stock                                                           (629,972)       (629,972)
     Deficit accumulated during the development stage                      (33,899,393)    (27,153,588)
                                                                          ------------    ------------

                       Total Stockholders' (Deficit) Equity                   (107,393)      2,901,753
                                                                          ------------    ------------

               Total Liabilities and Stockholders' (Deficit) Equity       $  1,615,340    $  4,209,684
                                                                          ============    ============


The accompanying notes are an integral part of these financial statements.



                                                     CYTOGENIX, INC.
                                              (A DEVELOPMENT STAGE COMPANY)

                                                 STATEMENTS OF OPERATIONS
                           THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006 AND PERIOD
                              FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                                       (UNAUDITED)
                                                                                                               Inception
                                                       Three Months Ended           Nine Months Ended           Through
                                                   September 30, September 30,  September 30, September 30,    September 30,
                                                      2007           2006           2007          2006           2007
                                                   ------------  -------------  ------------- -------------  --------------


REVENUES                                           $     2,555   $      8,115   $     42,014  $     45,295   $     201,582

COSTS OF REVENUES                                          754         19,442         13,002        31,098         323,442
                                                   ------------  -------------  ------------- -------------  --------------

      GROSS MARGIN                                       1,801        (11,327)        29,012        14,197        (121,860)

COSTS AND EXPENSES:
      Research and development                         339,658        554,974      2,798,032     1,696,051      12,803,368
      General and administrative                       892,919        355,729      3,785,198     1,166,715      18,240,939
      Consulting expense                               126,029        282,557        154,803       292,667       2,018,921
      Depreciation and amortization                     16,730         15,017         48,614        32,572         366,962
      Impairment expense                                     -              -              -             -         345,588
      Equity in losses in joint venture                      -              -              -             -          10,000
                                                   ------------  -------------  ------------- -------------  --------------

LOSS FROM OPERATIONS                                (1,373,535)    (1,219,604)    (6,757,635)   (3,173,808)    (33,907,638)

OTHER INCOME:
      Interest income                                    2,831          1,477         15,963         3,424          23,636
      Interest expense                                  (1,810)        (1,572)        (5,283)       (1,572)         (8,294)
      Loss on disposal of property of equipment          1,150              -          1,150             -          (9,610)
      Dividend income                                        -              -              -             -           2,514
                                                   ------------  -------------  ------------- -------------  --------------

NET LOSS                                           $ (1,371,364) $ (1,219,699)  $ (6,745,805) $ (3,171,956)  $ (33,899,392)
                                                   ============  =============  ============= =============  ==============

Net loss per share:
      Basic and diluted net loss per share         $     (0.01)  $      (0.01)  $      (0.05) $       (0.03)
                                                   ============  =============  ============= =============

Weighted average shares outstanding:
      Basic and diluted                            140,735,630    128,257,802    140,687,851   126,082,958
                                                   ============  =============  ============= =============




The accompanying notes are an integral part of these financial statements.



                                           CYTOGENIX, INC.
                                    (A DEVELOPMENT STAGE COMPANY)

                                       STATEMENT OF CASH FLOWS
                      NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006 AND PERIOD
                    FROM FEBRUARY 10, 1995 (INCEPTION) THROUGH SEPTEMBER 30, 2007
                                             (UNAUDITED)
                                                                                                    Inception
                                                                                                     Through
                                                                                                   September 30,
                                                                          2007           2006             2007
                                                                    -------------- --------------  ---------------

OPERATING ACTIVITIES:
    Net Loss                                                       $ (6,745,805)   $ (3,171,956)   $(33,899,392)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
      Deprecation and amortization                                       48,614          32,572         363,585
      Share-based compensation expense                                3,636,655            --         3,636,655
      Impairment expense                                                   --              --           345,588
      Loss on disposal of property & equipment                           (1,150)           --             9,610
      Accrued interest income on long-term investment-restricted          4,565          (3,424)         (2,827)
      Stock issued for services                                         100,004         275,200       7,846,182
      Stock option expense                                                 --              --         2,062,193
      Equity in losses of joint venture                                    --              --            10,000
      Changes in assets and liabilities:
         Accounts receivable                                                 22          (7,615)         (2,555)
         Inventory                                                      105,025        (450,757)       (316,933)
         Prepaid expenses                                               (18,719)         (2,615)        (33,016)
         Deposits                                                          --              --            (6,399)
         Accounts payable                                                 6,764         168,882         316,638
         Accrued expenses                                               426,671         125,193       2,159,778
                                                                   ------------    ------------    ------------

Net cash used in operation activities                                (2,437,354)     (3,034,520)    (17,510,893)
                                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
    Purchase of property and equipment                                  (39,290)       (231,339)       (597,401)
    Payment for deposit on building contract                           (245,589)           --          (721,161)
    Issue note receivable                                                  --              --           (25,100)
    Proceeds from (investment in) long-term CD                          115,500         (50,000)        (50,000)
    Investment in joint venture                                            --              --           (10,000)
                                                                   ------------    ------------    ------------

Net cash used in investing activities                                  (169,379)       (281,339)     (1,403,662)
                                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
    Proceeds from notes payable                                            --            80,000         330,000
    Payment on notes payable                                            (18,634)         (3,866)       (278,466)
    Treasury share sold                                                    --              --         1,290,568
    Purchase of treasury shares                                            --              --           (60,000)
    Buyback of stock warrants                                              --              --              (571)
    Proceeds from stock pending issurance                                  --           155,000            --
    Sale of common stock, net fundraising                                  --         2,166,570      17,137,355
    Sale of common stock for exercised warrants                            --              --           571,999
    Contributions to capital                                               --              --           152,500
                                                                   ------------    ------------    ------------

Net cash provided by (used in) financing activities                     (18,634)      2,397,704      19,143,385
                                                                   ------------    ------------    ------------

NET CHANGE IN CASH                                                   (2,625,367)       (918,155)        228,830
CASH, beginning of period                                             2,854,197       1,307,965            --
                                                                   ------------    ------------    ------------

CASH, end of period                                                $    228,830    $    389,810    $    228,830
                                                                   ============    ============    ============

SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                                  $      5,283    $      1,272    $      2,894
                                                                   ============    ============    ============

    Income taxes paid                                              $       --      $       --      $       --
                                                                   ============    ============    ============

NONCASH TRANSACTIONS:
    Common stock issued for debt                                   $       --      $       --      $    805,219
    Received treasury stock for note receivable                            --              --            25,100
    Common stock issued for patent                                         --              --           375,000



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

NOTE 2 - COMMITMENTS AND CONTINGENCIES

            CytoGenix is obligated, per an employment agreement, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2007 to the last 20 trading days of 2006. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first nine months of 2007 based on the Company's common stock price as of September 30, 2007.

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

         William Waldroff and Applied Veterinary Genomics, Inc. ("AVGI") - litigation was initiated in March 2004 regarding the validity of license agreements for use of our ssDNA expression technology in shrimp and horse therapeutic applications. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment. Waldroff and AVGI filed a motion for a rehearing which was denied by the Appellate Court, and subsequently filed a Petition for Review with the Texas Supreme Court which was also dismissed. A final mandate was issued by the 1st Court of Appeals on August 31, 2007, the security deposit made by the Company to comply with the trial court's judgment was released, and the funds were returned to the Company.

         In November 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officer's resignations. The Company has also filed counterclaims against the former officers. Following his resignation, the former CFO filed a Sarbanes Oxley (SOX) Whistleblower Complaint with the Department of Labor in January of 2007 submitting complaints against the Company and the Chief Executive Officer, Malcolm Skolnick. The SOX complaint was forwarded to the SEC which made a separate inquiry. The Company submitted answers to the original inquiry and appointed a special investigative committee made up of outside directors. The committee retained an independent, outside attorney to conduct an investigation to determine the merits of the allegations made in the SOX complaint. The investigation was concluded and a final report was filed with the SEC by the independent investigator on behalf of the special committee on September 5, 2007. The report included a finding that the allegations made in the SOX complaint are not supported by the evidence, are devoid of merit, and must be rejected. The Company has not received any further communication from the SEC with regard to the SOX complaint since its initial request for information in January 2007. The Company is preparing to arbitrate the employment claims. Management intends to vigorously defend the actions brought by the former COO and CFO.

         In October 2006 the Company entered into an earnest money contract with GSL Constructors, Ltd. for the construction of a building in the Westchase District of Houston for $3,796,577. A deposit of $475,572 was previously paid by the Company. Additional payments in 2007 of $245,589 were made for change orders per the contract. The second payment of $474,572 will be due when the facility is completed to dried-in conditions. This is expected to occur in the fourth quarter of 2007. The balance of the contract will be due at closing. This is expected to occur in the first or second quarter of 2008.

         Effective as of September 1, 2007, Mr. Taylor and CytoGenix executed an employment letter (the "Employment Letter"). Under the terms of the Employment Letter, Mr. Taylor's employment will be at-will and the employment may be terminated  at any  time,  with or  without  cause,  by  either  Mr.  Taylor  or
CytoGenix.  Mr.  Taylor  will  receive  (i) an  initial  annual  base  salary of
$180,000; (ii) a restricted stock grant to purchase 500,000 shares of CytoGenix's common stock at a purchase price of $0.001 per share; (iii) an option to purchase 3,400,000 shares of CytoGenix common stock at a price per share equal to the fair market value of CytoGenix's common stock at the date of grant, vesting over three years with 33.3% of such option shares vesting on the date of grant and thereafter 33.3% of such option shares vesting at the first and second anniversaries of the date of grant. Mr. Taylor will be entitled to a cash bonus of $50,000 if an agreement is executed by CytoGenix in the first year of his employment that provides for $10,000,000 or more to be paid for CytoGenix equity securities or a cash bonus of $75,000 if an agreement is executed by

CytoGenix in the first year of his employment that provides for $20,000,000 or more to be paid for CytoGenix equity securities. Either bonus will be paid 1/2 by CytoGenix at consummation of the transaction with the remaining 1/2 to be paid on the first anniversary date of the consummation. Mr. Taylor will also receive certain other employee benefits available generally to all employees or specifically to executives of CytoGenix, including participation in CytoGenix's management incentive bonuses awarded by the board of directors. Under the terms of the Employment Letter, if Mr. Taylor is terminated by CytoGenix without cause, he will be entitled to (i) continued payment of his then base salary and provision of benefits for a period of one year. As a condition to employment, Mr. Taylor signed an Employee Confidentiality, Intellectual Property Assignment and Non-Compete Agreement, which prohibits Mr. Taylor from disclosing CytoGenix confidential information and trade secrets, assigns all intellectual property developed by him in the course of employment to CytoGenix and prohibits him from soliciting CytoGenix's employees during the term of the agreement and for a period of one year following termination of the employment. As of September 30, 2007, 1,333,334 of option shares have vested and were recorded as compensation expense of $317,486 and the 500,000 shares have been recorded as an accrued liability in the amount of $150,000. Mr. Taylor's cash compensation has been recorded in the regular course of business as general and administrative personnel expense along with the other executives of the Company.

         On September 4, and September 5, 2007, CytoGenix, Inc. (the "Company") entered into consulting agreements with Harris Forbes, Inc., TMS Investments, Inc. and Chasseur Corporation (each a "Consultant" and, collectively, the "Consultants") pursuant to which each Consultant will be issued in private placement transactions 1,000,000 shares of common stock of the Company, par value, $0.001 per share (the "Common Stock"), in 12 equal monthly installments beginning on the effective date of the agreement. The Consultants will provide consulting services to the Company regarding the Company's plans for growth and expansion and regarding the Company's business image. The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Regulation D, Rule 506 promulgated thereunder because the transaction did not involve a public offering and the Common Stock was offered and will be issued only to accredited investors. The agreements also provide for the Company to reimburse the Consultants reasonable and accountable out-of-pocket expenses, and each party to an agreement may terminate it upon providing 30 days prior written notice to the other party. As of September 30, 2007 a total of 250,011 shares have been paid to Harris Forbes, Inc. et. al for a value of $85,004.

          As previously announced, the Board of Directors of the Company determined on January 29, 2007 to form a special committee to conduct an investigation with respect to the issues alleged by Lawrence Wunderlich, the Company's former chief financial officer and a former director, and take appropriate remedial action based on the outcome of the investigation. The members of the special committee, Raymond L. Ocampo, Jr. and John J. Rossi, Ph.D., received a report from the special committee's counsel on September 6, 2007 (the "Report"), and that report has been provided to the full board of directors and the Securities and Exchange Commission ("SEC"). The Report states the special committee "has determined that Mr. Wunderlich's claims must be rejected." Although the independent investigation has been completed, its conclusions have been approved by the special committee and the Report has been provided to the SEC, there can be no assurance that the SEC will not undertake its own investigation or reach conclusions differing from those reached in the Report.

         On July 9, 2007, the Company entered into two contracts with Roban Construction, Inc. to manage and act as the Company's representative with regard to the GSL construction project for its new office/lab/production facility. The first contract is for the management of the basic structure construction and is valued at $95,000 to be paid in eight equal monthly installments of $11,875 beginning upon execution of the contract. The second contract is for management of the GMP facility and is valued at $128,590 to be paid in eleven equal monthly installments of $11,690. The first payment to be made upon execution of the contract, the second and third payments to be made during the design and engineering stage with the remaining payments to be made monthly during the construction phase. As of September 30, 2007 a total of $ 47,500 has been paid to Roban Construction, Inc. for services provided under the contracts.

NOTE 3 - Stock Based Compensation

Employee Stock-Based Compensation

         The Board resolved during a regular scheduled meeting on April 17, 2007 to register the underlying shares of the 2003 Stock Option Plan. At such time when the shares are registered the stock options will be fully exercisable. Employee stock-based compensation expenses relating to the 2003 stock option plan was recorded as follows:

                  Research and development                  $1,517,979
                  General and administrative                $2,118,676
                                                            ----------

                  Stock-based compensation                  $3,636,655
                                                            ----------


         We used the Black-Scholes option-pricing model ("Black-Scholes model") to value our stock options with the following assumptions:

                  Volatility                         86% to 250%
                  Risk-Fee Interest Rate             4.50%
                  Dividend Yield                     0.00%
                  Expected Term (years)              10.00


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

IN ACCORDANCE WITH THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY'S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY'S GENERAL BUSINESS STRATEGIES, PATENT

PORTFOLIO AND APPLICATIONS, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS "BELIEVE," "PLAN," "CONTINUE," "HOPE," "ESTIMATE," "PROJECT," "INTEND," "EXPECT," AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-Q SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

         For the three months ended September 30, 2007, we reported a net loss of $1,371,364, or less than one cent per share, and $2,555 of revenue as compared with a net loss of $1,219,699, or less than one cent per share, and $8,115 of revenue for the three months ended September 30, 2006.

         Revenues. Revenue decreased to $2,555 for the third quarter of 2007 as compared to revenue of $8,115 during the same period in 2006. The decrease is a result of reduced sales of our synthetic DNA.


         Research and Development Expenses. Research and development expenses decreased to $339,658 for the third quarter of 2007 as compared to $554,974 during the same period in 2006. Approximately $93,588 is due to a decrease in expenses associated with sponsored research agreements. Approximately $32,600 is due to a decrease in lab supplies expense with the remaining difference of $89,128 due primarily to a decrease in R&D payroll expenses.

         General and Administrative Expenses. General and administrative expenses increased to $892,919 for the third quarter of 2007 compared to $355,729 for the same period in 2006. Legal fees increased by approximately $139,286 while non-cash, stock based employee compensation costs increased by $467,486. These increases were offset by a decrease in cash based employee compensation of $68,371. These three items together accounting for almost all of the increase of $537,190.

         Consulting Expenses. Consulting expenses decreased to $126,029 for the third quarter of 2007 compared to $282,557 for the same period in 2006. This decrease was due to the termination of an investor relations consulting contract.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $16,730 for the third quarter of 2007 compared to $15,017 for the same period in 2006 primarily due to the purchase of additional research and development equipment.



         Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

         For the nine months ended September 30, 2007, we reported a net loss of $6,745,805, or approximately $.05 per share, and $42,014 of revenue, as compared with a net loss of $3,171,956, or approximately $.03 per share, and $45,295 of revenue for the nine months ended September 30, 2006.

Revenues. Revenue decreased to $42,014 for the nine months ended September 30, 2007 as compared to revenue of $45,295 during the same period in 2006. The decrease is a result of reduced sales of synthetic DNA.


         Research and Development Expenses. Research and development expenses increased to $2,798,032 for the first nine months of 2007 as compared to $1,696,051 during the same period in 2006 due to an increase of approximately $1,517,979 in stock based compensation expenses resulting from awards previously granted under our 2003 stock option plan. This increase in stock based compensation expenses was offset by a decrease of approximately $118,154 in R&D supplies and research expenses and a decrease of approximately $309,793 in R&D cash compensation.

         General and Administrative Expenses. General and administrative expenses increased to $3,785,198 for the first nine months of 2007 compared to $1,166,715 for the same period in 2006 due to an increase of approximately $1,677,202 in non-cash, stock based compensation expenses resulting from awards previously granted and currently granted under our 2003 stock option plan. This increase was offset by a decrease in other cash based employee compensation expenses of $207,246. Additional increases in general and administrative expenses were due to increased accounting fees of approximately $38,484, increased legal fees of approximately $477,154 and board of directors compensation increases of approximately $441,474 for non-cash stock based compensation.

         Consulting Expenses. Consulting expenses decreased to $154,803 for the first nine months of 2007 compared to $292,667 for the same period in 2006 due to the termination of an investor relations consulting contract.


         Depreciation and Amortization Expenses. Depreciation and amortization expenses increased to $48,614 for the nine months ended September 30, 2007 compared to $32,572 for the same period in 2006 primarily due additional R&D equipment purchased.


LIQUIDITY AND CAPITAL RESOURCES

         We will rely on equity financing to satisfy our working capital requirements, and have as of September 30, 2007 $228,830 of cash on hand for the remainder of fiscal year 2007.

         The Company is obligated to pay $474,572 pursuant to a construction agreement upon completion of dried-in conditions, which it expects to occur prior to December 31, 2007. As of November 1, 2007, the Company does not possess sufficient cash to pay this obligation. In the event the payment is not made, the Company will be in breach of its contract and could forfeit all prior amounts paid.

         The Company anticipates completing a private placement offering of restricted common stock which is scheduled to close on November 15, 2007. The Company believes this private placement offering as well as other anticipated funding efforts should be sufficient to meet its financial obligations through the end of this year as well as for 2008.

The Company's ability to continue operations through December 31, 2007 will depend on its success in obtaining equity financing in an amount sufficient to support its operations through that date. There is no certainty that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2007. Based on historical yearly financial requirements, minimum operating capital of approximately $5.7 million will be needed during calendar year 2008.

         The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of synDNA(TM) to companies involved in the development of DNA-based therapeutics and vaccines, and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require hiring of additional personnel, significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

         CytoGenix has developed a broad platform of down regulating and gene silencing technologies. Down regulation of genes or gene silencing comprises a set of techniques which can prevent a gene from expressing the protein for which it is encoded or interact with a target protein to change or inhibit its function. These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications. Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression. In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA's and prevents the production of the encoded protein. When this antisense sequence binds to the targeted mRNA it prevents mRNA from being "read" by a ribosome and translated into a protein. This antisense approach can be modified so that internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation. Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function. The Company has coordinated and performed experiments utilizing all these applications. The results appear in scientific publications of peer reviewed journals and have been incorporated into numerous patent applications in the United States and other countries, some of which have been allowed and issued.

         The Company's early research and development on ssDNA expression vectors was dependent upon the use of DNA plasmids produced using bacterial fermentation techniques. Plasmids are rings of DNA holding genetic sequences which induce specific functions in cells. Plasmids are typically mass produced using bacterial fermentation. A starter plasmid is designed and assembled and then inserted into a bacterium, typically E.coli. Part of the content of the initial plasmid is a set of instructions to guide the bacterium in reproducing the plasmid. This set of instructions is typically about half of the plasmid In the fermentation process, as the bacteria reproduce and increase in number, so do the inserted plasmids of interest. Eventually, these plasmids are harvested and the E.coli DNA, RNA, proteins and cell coat endotoxins are purified out.

         At the time the Company's experiments began, plasmids could be obtained for approximately $25,000 per gram. When the Company introduced its first product, Simplivir(TM), an anti-herpes compound, to the FDA, the price for clinical grade plasmids had risen to approximately $250,000 per gram. The Company looked for alternatives and developed a cell-free process for producing DNA for therapeutic or vaccine applications (synDNA(TM)) without using bacterial fermentation. The bacteria-free process for making therapeutic quality DNA is proprietary to the Company. Through its use, we have met our own product needs and have directed our excess capacity to producing DNA for other third party users in the market. The combination of pricing, rapid manufacture, and regulatory advantages associated with bacteria-free production and removal of the need to purify out the bacterial debris make our products very competitive. The Company is currently generating revenues from synDNA(TM) sales.

         The capacity to make our own DNA provides additional stability and value to the Company. We do not need to undertake the enormous capital expense involved in commercial plasmid production nor do we need to purchase clinical grade plasmids from the existing vendors.

         Our product line includes DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional, bacteria-grown plasmids have demonstrated synDNA(TM) products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu. Challenge experiments have shown the Company's DNA vaccine for avian flu protected the majority of the vaccinated animals against lethal doses of the flu virus. The Company has entered into Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against Ebola and equine encephalitis virus. The Company is pursuing other CRADA's, which generate no revenue, as well as contracts and grants with the federal government especially in the bio-terror and pandemic threat areas.

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

INTELLECTUAL PROPERTY MATTERS:

         In the quarter ending September 30, 2007, the Company filed a new provisional patent application covering an enrichment procedure used to identify novel sequences effective in killing specific types of antibiotic resistant bacteria. This expands our patent holdings to a total of 70 patents or patent applications. We currently have 13 granted patents (US and foreign) pertaining to our synDNATM in vivo expression technology and 57 (US and foreign) pending patent applications covering improvements made to our single stranded DNA expression vectors and synDNATM technology platforms, including therapeutics for herpes infections and anti-bacterials, as well as our synDNATM technology platform which includes applications for various synDNATM vaccines.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         As of September 30, 2007 the Company is no longer required to hold a restricted long-term CD (Certificate of Deposit) investment for the Waldroff litigation matter discussed above. The case has been decided in favor of the Company and has proceeded through all phases of appeal. The long-term CD in the amount of $122,000 including earned interest at the rate of 3.4% annually has been released and returned to the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

         Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), as of the end of the period covered by this report.

         At September 30, 2007 the Company has concluded that material weaknesses over the Company's internal control over financial reporting are still in existence. These material weaknesses in internal control over financial reporting constitute a weakness in the Company's disclosure controls and procedures. Based on these weaknesses and the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

CHANGES IN INTERNAL CONTROLS

         The Company is remedying its control deficiencies. Remediation of the identified material weakness in internal controls over financial reporting will be addressed and modified as needed until all necessary internal controls are implemented and operate for a period of time, are tested, and the Company and its auditors are able to conclude that such internal controls are operating effectively. Effective with the quarter ending September 30, 2007, the Company has a controller in addition to a Chief Financial Officer. Under this structure, the Company has (i) effected increased segregation of duties between the check issuance, the check signature, and the bank statement reconciliation functions,
(ii) developed controls to insure proper accounting for non-routine or complex accounting issues, and to insure that agreements are provided to and reviewed by appropriate accounting and financial personnel on a timely basis. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal controls over financial reporting in the future.

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

BREACH OF CONTRACT ACTION

         Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 regarding the validity of license agreements for use of our ssDNA expression technology in shrimp and horse therapeutic applications, which initially resulted in entry of a judgment against CytoGenix, was successfully appealed by the Company in December of 2006 with a finding that there was no obligation for CytoGenix to honor the contracts or to pay opposing party attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing, which was denied by the Appellate Court, and subsequently filed a Petition for Review with the Texas Supreme Court which was also dismissed. The case has been finalized through all available appeal proceedings in favor of CytoGenix, and a final mandate was issued by the 1st Court of Appeals on August 31, 2007. The security deposit made by the Company to comply with the trial court's judgment has been released (in the amount of $115,000 plus interest of 3.4%) and the funds returned to the Company.

EMPLOYMENT ACTIONS

         In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers' resignations. The Company has also filed counterclaims against the former officers following his resignation, the former CFO filed a Sarbanes Oxley
(SOX) Whistleblower Complaint with the Department of Labor (DOL) submitting complaints against the Company and the Chief Executive Officer, Malcolm Skolnick. The SOX complaint was forwarded to the SEC which made a separate inquiry. The Company submitted answers to the original inquiry and appointed a special investigative committee of outside directors. The committee commissioned an independent, outside attorney to investigate the merits of the allegations in the SOX complaint, submitted a Preliminary Report with the SEC on June 12, 2007, and a Final Report on September 5, 2007 which included a finding that the allegations made in the SOX complaint are not supported by the evidence, are devoid of merit, and must be rejected. The Company has not received further communication from the SEC with regard to the SOX complaint since its initial request for information in January 2007. The Company is preparing to arbitrate the employment claims. Management intends to vigorously defend the actions brought by the former COO and CFO.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In the three months ended September 30, 2007, CytoGenix issued 250,011 shares of restricted common stock to outside consultants for services valued at $85,004 and 60,000 shares of restricted stock to four outside board of directors for services valued at $15,000 and no shares of preferred stock. The issuance of these shares is exempt from the registration requirements of the Securities Act of 1933 due to the exemption in Section 4(2).

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

            3.7 Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)

            10.1 Employment Letter with Greg Taylor (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 6, 2007)

            10.2 Contract with Harris Forbes, Inc. (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)

            10.3 Contract with TMS Investments, Inc. (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)

            10.4 Contract with Chasseur Corporation (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)

            31.1        Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Executive Officer

            31.2        Rule   13a-14(a)/15d-14(a)    Certification   of   Chief
                        Financial Officer

            32.1        Section 1350 Certification of Chief Executive Officer

            32.2        Section 1350 Certification of Chief Executive Officer



* Incorporated by reference to the corresponding Exhibit in the Form 10-SB of the Company filed on January 31, 2001.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYTOGENIX, INC.

 Date: November 14, 2007                    By:  /s/  Malcolm Skolnick
                                                 ---------------------
                                                   Malcolm Skolnick
                                                   President and
                                                   Chief Executive Officer