Form 10-K/A
period 2006-12-31
CYTOGENIX INC
filed 2008-04-07
CIK 1005302

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

EXPLANATORY NOTE

This Amendment No.2 to the annual report on Form 10-K/A (“Form 10-K/A”) is being filed to amend our annual report on Form 10-K for the year ended December 31, 2006 which was originally filed on March 30, 2007 (“Original Form 10-K”) and amended by Amendment No. 1 thereto filed on May 9, 2007.

We are filing this Form 10-K/A to amend and restate Part I, Item 1, Description of Business, Part II, Item 6, Selected Financial Data, Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations  and Part II, Item 8 Financial Statements,.

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company did not recognize any compensation cost under SFAS 123(R).  As a result of a recent letter from the staff of the SEC, we are restating our financial statements (“The Restatement”) and associated disclosures to include compensation cost upon vesting of options and to cease using the designation "Development Stage Company."  We understated non-cash expenses and net loss by $4,306,377 in the year ending December 31, 2006.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to December 31, 2005.

For the convenience of the reader, this Form 10-K/A, sets forth the Original Form 10-K in its entirety, as amended by this Form 10K/A.  However, this Form 10-K/A amends only Item 1 of Part I and Items 6, 7, and 8 of Part II in their entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Original Form 10-K is amended hereby.  In addition, Item 15 of Part IV of this Form 10-K/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-K/A as Exhibits31.1, 31.2, 32.1, and 32.2.

This Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our quarterly reports on Form 10-Q for the quarters and year ended after December 31, 2006, and the events described in our current reports on Form 8-K filed after the filing of the Original Form 10-K.

CYTOGENIX, INC.

FORM 10-K INDEX

PART   I

Page

Item 1.

Description of Business (Restated) ………..…………………..............     6

Item 1A.

Risk Factors ………………………………………………………….  19

Item 1B.

Unresolved Staff Comments …………………………………………    26

Item 2.

Description of Property ………………………………………………   26

Item 3.

Legal Proceedings …………………………………………………....   26

Item 4.

Submission of Matters to a Vote of Security Holders ……………….....   27

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters ………...  27

Item 6.

Selected Financial Data (Restated)…………………………………….. 29

Item 7.

Management’s Discussion and Analysis of Financial Conditions and

Results of Operations (Restated)……………………………………… 30

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk ………......38

Item 8.

Financial Statements (Restated)   …………………………………….  39

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure ………………………………………………….  68

Item 9A.

Controls and Procedures …………………………………………….  68

Item 9B.

Other Information ……………………………………………………  68

PART III

Item 10.

Directors and Executive Officers of the Registrant …………………...   68

Item 11.

Executive Compensation …………………………………………….  72

Item 12.

Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters ………………………………….   72

Item 13.

Certain Relationships and Related Transactions ……………………..  72

Item 14.

Principal Accountant Fees and Services …………………………….  73

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K….. 73

Signatures ………………………………………………………...... 75

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

CytoGenix, Inc. (“CytoGenix” or “the Company”) is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technology for identifying and silencing disease causing genes and expressing proteins for applications such as vaccines. The Company’s technology includes gene silencing techniques applicable to genes from pathogenic organisms or selected genes from a host to prevent the expression of harmful proteins, thereby preventing or ameliorating disease.  The Company also has developed a novel cell free process to produce DNA for use in its own products and for sale to the biopharmaceutical market.  The Company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies.  In addition to development and commercialization of therapeutic compounds, the Company seeks to provide the service of custom DNA manufacturing as well as to sell and/or license its technology to other research facilities and companies seeking to research or regulate a specific gene function and to consumers of plasmid DNA.

The Company was formed in 1995 as a biomedical research and development company.  The original name of the Company was Cryogenic Solutions, Inc., until the Company changed its name to CytoGenix, Inc. in January 2000.  Equity funding has been the primary source of operational, research and commercialization working capital since the Company’s inception.  The Company made a transition to research and development of its present technologies in 1998.  Since then, the Company has dedicated itself to engineering DNA-based molecules for therapeutic and drug target identification purposes.  The Company’s expertise in nucleic acid technology enables it to focus on the development of new types of nucleic acid-based therapeutics.

GENE EXPRESSION AND HUMAN DISEASE

Widely published scientific studies conducted over the last 20 years by leading universities, government research laboratories such as the National Institutes of Health and the National Cancer Institute, and private research laboratories, have established that most diseases are the result of malfunctioning genes in an organism’s genome, or the activities of genes affected by pathogens such as viruses, bacteria or fungi.  This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of diseases.  Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others.  To produce a protein, a cell first makes a positive copy of the DNA code containing the information necessary to produce the protein.  This messenger RNA (mRNA) is called the “sense” molecule.  This message-carrying molecule then moves to another part of the cell where it participates in the assembly of the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves.  Fortunately, this genetic activity can be interrupted and controlled at three levels with the introduction of a specific sequence of single stranded DNA (“ssDNA”) into the cells at the level of the genomic DNA itself, interfering with the messenger RNA (mRNA) transcribed by the genome (antisense regulation); and by directly binding to a protein to disable it.

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

The key to success with these genetic interventions is to insure that sufficient quantities of the ssDNA molecules ultimately are produced in targeted cells or induced from external sources.  CytoGenix has invented a compound that functions as a tiny biological “factory” and after its introduction into the cell, actually produces many copies of specific ssDNA molecules in the cell.  A major element of CytoGenix’s business is to refine this technology and apply it to the delivery of various patented DNA molecules for the development of effective therapeutic drugs.

DEVELOPMENTS TO DATE (RESEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated with the work of Dr. Charles Conrad, which he developed while at InGene, Inc.  This technology is originally protected by issued United States Patent No. 6,054,299 entitled, “Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells.”  In 1999, CytoGenix purchased the rights to Dr. Conrad’s patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance single stranded DNA expression technology.  Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets.  In addition to the original issued patent, CytoGenix currently holds a patent portfolio of approximately 46 domestic and foreign issued or pending patent applications protecting its technology.  This assertive approach to protection of the Company’s technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use. The Company currently has eleven granted patents which protect the Company’s broad-based single stranded DNA expression technology.

These patents are important to the Company because they help form the basis of the technology needed for the production of the Company’s complementary technology and other products.  The technology has been proven in numerous laboratory and animal experiments and has been widely published as set forth below.  It has been reported in scientific literature, such as in Reuters Business Insight 2000 publication, Antisense Therapy: Technical Aspects and Commercial Opportunities by Prof. Dr. K.K. Jain, M.D. that other molecule delivery methods have failed to provide sufficient quantities to be therapeutically effective except in limited applications.  Laboratory cell culture studies have demonstrated that the Company’s ssDNA expression vector can adequately deliver sequence specific DNA molecules in sufficient quantities in virtually all cell types, thereby overcoming many of the challenges previously experienced.  As described under “CytoGenix Gene Silencing Technology” above, the Company’s technology is not limited to only antisense applications, but can target and enzymatically cleave target mRNA using DNA enzyme formulations. As described above, the technology can also be used to (i) generate triplex forming oligonucleotides that bind to specific sites in the genome itself to inhibit expression by the gene at that site, (ii) generate ssDNA that bind to specific, targeted proteins to neutralize them and (iii) competitively inhibit genetic expression/transcription of targeted genes.  The Company has successfully extended the results achieved in cell cultures to cells in live animals.

The genomics field has vastly expanded the number of potential drug targets.  The Company has utilized its ssDNA expression technology to develop a library screening technique for gene target identification and validation.  The CytoGenix proprietary gene neutralization system is a powerful tool in confirming gene target function.  The screening library technique enables efficient testing of multiple oligonucleotide sequences.  When a sequence silences a targeted gene, the construct for introducing the identified sequence in cellular and animal experiments is readily produced.  Use of the screening library has led to the discovery of sequences that have been useful in several of the Company’s products under development.

The Company has developed a separate technology against bacteria using mimetic oligonucleotides as sequences to silence targeted bacterial genes.  Targeted genes include those necessary for the bacteria’s survival, reproduction and/or for the expression of various toxins.

The Company has also developed a novel technique for producing cell free DNA thus bypassing the fermentation process.  The cell free synthesis of DNA has numerous advantages:  CytoGenix’s synDNA™ is virtually free of bacterial endotoxins, as well as bacterial DNA, RNA and protein which must be laboriously removed from DNA manufactured using traditional fermentation process using live bacteria. CytoGenix’s process does not require the use of antibiotic markers and does not require genetic sequences comprising the usual bacterial backbone of plasmid DNA.  Elimination of the bacterial backbone enables production of  synDNA™ construct that are approximately half the size of the plasmid DNA.  More importantly, synDNA™ can be produced more rapidly and with fewer complications than in the traditional fermentation methods.

Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs.  The Company is conducting research and/or preclinical development with product candidates in the following areas: infectious disease (anti-virals and anti-bacterials), inflammation, cancer and vaccines.

PRODUCTS UNDER DEVELOPMENT:

INFECTIOUS DISEASE PROGRAM

CY301 SIMPLIVIR™ anti-herpes topicals are anticipated to address the needs of 70 million infected Americans.  Today’s marginally effective products have revenues in excess of $1 billion.  The most likely methods of use include prophylactic and neonatal applications.  The Company’s proprietary plasmid DNA sequences are believed to turn-off the expression of the HSV ICP4 and ICP47 genes.  Found in HSV-1, -2 and Herpes Zoster, the ICP4 gene is critical for the replication of the virus in the host cell.  The ICP47 gene produces a protein that assists the virus in interfering with a host’s immune system in recognizing the virus and eliminating it.  Pre-clinical in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the Company’s proprietary plasmid DNA coded with an ICP4 knockdown sequence.  Mouse trials were initiated in August, 2003 and are continuing.  Pre-clinical toxicology studies are being designed and will enable the filing of an Investigational New Drug (IND) application with the Food & Drug Administration (FDA) in 2008.

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

CANCER PROGRAM

The Company has entered into a sponsored research agreement with scientists at a university medical center for preclinical experiments using the Company’s ssDNA expression vector technology to silence a gene that has been shown to cause malignant transformation of tumor cells.

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

synDNA™ PROCESS

As briefly noted above, the Company has developed a novel method for producing large amounts of high quality therapeutic DNA (synDNA™) with significant reductions in residual contaminants compared to traditional fermentation methods.  Specifically, the Company has identified and optimized a method for in vitro DNA synthesis and amplification for the production of good manufacturing practice-grade (GMP) drug substances.

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

Greater biological activity

The Company’s experiments have shown that the biological response to DNAs with no vector backbone is approximately one and one-half times higher than traditional plasmids.  Other investigators have reported greater activity levels of in vivo studies using “DNA mini circles.”  At the molecular level, a 100 nanogram of traditional plasmid DNA is equal to 60ng of synDNA™.  This may explain the result of the Company’s transfection experiments and suggest that less synDNA™ may be able to generate the same biological effect as its plasmid counterpart. This would translate in to substantial savings and lower costs.

Low risk, low cost and fast cycle time

The Company’s novel process is bench scale and requires less equipment, space or human intervention in comparison to bioprocess manufacturing facilities.  This process lends itself to liquid-handling automation and one technician can in most cases synthesize gram quantities in a matter of days working in custom manufacturing suites. The Company believes that this synthetic process will be more consistent, yield material of higher purity, and will enable delivery of higher concentrations of Active Pharmaceutical Ingredient (API) if needed.

Improved regulatory profile

Benefits provided by the cell-free synthesis from a regulatory agency review and compliance perspective are significant.  Similarly, product certified good manufacturing practice (cGMP) procedures detailing methods for cell collection, processing and culture conditions would no longer be necessary and would substantially reduce quality assurance and quality control (QA/QC) and compliance overhead costs.  The synDNA™ process yields DNA with markedly lower levels of endotoxin, bacterial genomic DNA, RNA and proteins.

CytoGenix is carrying out a multi-pronged strategy with the objective of commercializing this technology within the next year.  The following summarizes the Company’s plans:

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

o

CONSTRUCT CGMP PRODUCTION FACILITY, build and equip a side-by-side manufacturing lines for simultaneous production of batches cGMP synDNA™.

o

BUSINESS DEVELOPMENT, the Company is currently evaluating options for industry partnership for continued development of the process including contract manufacturing.

The Company is currently supporting five Sponsored Research Agreements (SRA):

1.

Dr. Cy Stein’s laboratory at Montefiore Medical Center is using CytoGenix’s proprietary gene silencing DNA technology against a gene found in melanoma cells that produces a protein known to counteract the effect of several chemotherapeutic agents in difficult to treat cancers.

2.

Dr. Frank Orson’s laboratory at Baylor College of Medicine is conducting animal trials to determine the effect of CytoGenix’s gene silencing technology on cancer in the lungs of mice using aerosol gene delivery system.

3.

Dr. Jeffrey Actor’s laboratory at University of Texas Health Science Center in Houston is conducting animal trials to determine efficacies of CytoGenix’s antimicrobial oligodeoxynucleotides (ODN) compounds.

4.

Dr. David Weiner’s laboratory at University of Pennsylvania is conducting animal trials to determine efficacies of CytoGenix’s synDNA™ vaccines against Smallpox and other targets.

5.

Dr. Slobodan Paessler at the University of Texas Medical Branch at Galveston is conducting animal trials to test CytoGenix’s synDNA™ vaccine against avian flu (H5N1).

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

PARTNERSHIPS

The Company currently has several industry and government agency partnerships and is actively seeking out-licensing opportunities in the application of the Company’s core technologies to promote the development of new therapeutic products in the fields of infectious diseases, inflammation and cancer.  CytoGenix is also seeking partnerships in the development of products in the areas of animal health and agriculture.  The Company’s cell-free method for the cGMP production of therapeutic-grade DNA is also available for licensing.

The Company currently has several academic and government agency collaborations to promote the research and development of new therapeutic products.  Current collaborators include:

USDA

Dr. Steven Olsen at USDA is currently testing DNA vaccines against Brucellosis Abortus, prepared by CytoGenix using synDNA™ technology, in animal models.

ALDEVRON, LLC.

CytoGenix has teamed up with Aldevron, LLC, a leader in the field of DNA vaccines, to evaluate a synDNA™ vaccine derived from a plasmid provided by Aldevron.  The synDNA™ vaccine was designed to produce a Hepatitis B viral surface antigen and was evaluated in a rabbit model using Aldevron’s proprietary immunization process.

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

Technology – Sponsored Research

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

2.

Xing-Xin Tan & Yin Chen, Discovery of Novel Antibiotics By screening of an Oligodeoxynucleotide Expression Library, (invited review article, submitted) “New Research on Antisense Elements (Genetics).” Frank Columbus, Editor-in-Chief, Nova Science Publishers, Inc.

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

o

The Company will seek to maintain and expand its patent portfolio and proprietary technology.  The Company aggressively pursues patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and services and products related to the manufacture of synDNA™.

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

o

The Company plans to expand its customer base for sales of synDNA™ as it advances the ability to amplify and purify diverse sequences.  The sales will come from excess capacity above the material the Company needs for its own product development.  The Company will seek strategic partners to expand the production and distribution of synDNA™ based products.

MARKETING STRATEGY

The Company plans to market initial products, when developed, and for which it will obtain regulatory approval, through marketing arrangements or other licensing arrangements with pharmaceutical companies.  Implementation of this strategy will depend on many factors, including the market potential of any products the Company develops, and its financial resources.  To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations.  The timing of the Company’s entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated there under.  Although the implementation of initial aspects of the Company’s marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an Investigational New Drug (IND) application and its marketing strategy therefore may not be implemented for several years.  See “Drug Approval Process and Other Governmental Regulation.”

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

INTELLECTUAL PROPERTY RIGHTS

The Company has developed or acquired a comprehensive body of intellectual rights.  The proprietary nature of, and protection for, the Company’s technology, processes and know-how are important to its business.  The Company plans to prosecute and aggressively defend its patents and proprietary technology.  The Company’s policy is to patent the technology, inventions, and improvements that are considered important to the development of its business and that are patentable.  The Company also depends upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position.

A patent portfolio including approximately 46 domestic and foreign issued or pending patent applications protects the Company’s technologies.  The Company intends to protect its proprietary technology with additional filings as appropriate.

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

Preclinical Testing

During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety, stability, biodistribution (where the drug goes in the body and in the case of DNA based drugs, bioincorporation (where the DNA is incorporated in any of the body’s cell’s genome).  These tests typically take approximately three and one-half years to complete.

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

COMPETITION

The pharmaceutical and biotechnology industries are highly competitive.  The Company faces competition from biotechnology and pharmaceutical companies using more traditional approaches to treating human diseases.  The Company’s competitors may develop safer, more effective or less costly gene-based therapeutics.  In addition, the Company faces and will continue to face competition from other companies for corporate collaborations with pharmaceutical and biotechnology companies, for establishing relationships with academic and research institutions and for licenses to proprietary technology, including intellectual property.

Many of the Company’s competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than the Company.  There can be no assurance that research and development by others will not render the Company’s products, or the products developed by corporate partners using its licensed technologies obsolete, or non-competitive, or that any product the Company or its corporate partners develop will be preferred to any existing or newly developed technologies.  In addition, there can be no assurance that the Company’s competitors will not develop safer, more effective or less costly cardiovascular therapies, gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval of product commercialization earlier than the Company, any of which could have a material adverse effect on its business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

The Company expensed $4,970,410, $1,724,317, and $831,472 on research and development activities during the years ended December 31, 2006, 2005, and 2004, respectively.  Research and development (R&D) expenses include related salaries, contractor fees, materials, and utilities.

R&D expenses also consist of independent R&D costs and costs associated with collaborative development arrangements with other companies and research institutions. Research and development costs are expensed as incurred.

EMPLOYEES

As of December 31, 2006, the Company has 12 employees, 5 of whom hold advanced degrees.  None of the Company’s employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.

HOW YOU CAN FIND ADDITIONAL INFORMATION

The Company is a reporting company and files annual, quarterly and current reports, proxy statements and other information with the SEC.  For further information with respect to the Company, you may read and copy its reports, proxy statements and other information, at the SEC public reference rooms at 100 F.  Street, N.E., Washington, D.C. 20549, as well as at the SEC’s regional offices at 500 West Madison Street, Suite 1400, Chicago, IL 60661 and at 233 Broadway, New York, NY 10279.  You can request copies of these documents by writing to the SEC and paying a fee for the copying cost.  Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference rooms.  The Company’s SEC filings are also available at the SEC’s web site at http://www.sec.gov.  In addition, you can read and copy the Company’s SEC filings at the office of the National Association of Securities Dealers, Inc.  at 1735 K Street, N.W., Washington, D.C. 2006.

Copies of CytoGenix’s Annual Reports on Form 10K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are all available on its website (www.cytogenix.com) or by sending a request for a paper copy to: CytoGenix, Inc. 3100 Wilcrest, Suite 140, Houston, TX  77042, attn. Investor Relations.

ITEM 1A.

RISK FACTORS

RISKS AFFECTING FUTURE OPERATING RESULTS

The Company does not provide forecasts of its future financial performance.  While the Company is optimistic about its long-term prospects, the following factors should be considered in evaluating its outlook.  If the possibilities described as risks below actually occur, the Company’s operating results and financial condition would likely suffer and the trading price of its common stock may fall, causing a loss of some or all of an investment in its common stock.

CytoGenix’s products are in an early stage of development and may not be determined to be safe or effective.

The Company is only in the early stages of development with its biopharmaceutical products.  The Company has devoted almost all of its time to research and development of its technology and products, protecting its proprietary rights and establishing strategic alliances.  The Company’s proposed products are in the pre-clinical stages of development and will require significant further research, development, clinical testing and regulatory clearances.  The proposed products are subject to development risks.  These risks include the possibilities that any of the products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances.  The Company has not received any significant revenues from the sale of products and the

Company may not successfully develop marketable products that will increase sales and, given adequate margins, make it profitable.  Competitors may develop superior or equivalent, but less expensive, products.  The Company has incurred net losses since its inception, and the Company may not achieve or sustain profitability.

The Company incurred a net loss of $8.40 million in 2006 and of $3.53 million in 2005.  As of December 31, 2006, total shareholder’s equity was $2,901,753.  Losses have resulted principally from expenses incurred in research and development of technology and products, and general and administrative expenses that the Company has incurred while building its business infrastructure.  The Company expects to continue to incur significant operating losses in the future as it continues its research and development efforts and seeks to obtain regulatory approval of its products.  The Company’s ability to achieve profitability depends on its ability to raise additional capital, complete development of its products, obtain regulatory approvals and market those products.  It is uncertain when, if ever, the Company will become profitable.

If the Company fails to attract significant additional capital, the Company may be unable to continue to successfully develop its products.

Since the Company began operations, the Company has obtained operating funds primarily by selling common stock.  Based on its current plans, the Company does not believe that current cash balances will be sufficient to meet its operating and capital needs throughout 2007.  Furthermore, the actual amount of funds that will be needed will be determined by many factors, some of which are beyond the Company’s control.  These factors include the success of its research and development efforts, the status of its pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market.  The Company may need funds sooner than currently anticipated.

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

If the Company fails to receive necessary regulatory approvals, the Company will be unable to commercialize its products.  All of the Company’s products are subject to extensive regulation by the United States Food and Drug Administration, or FDA, and by comparable agencies in other countries.  The FDA and comparable agencies require new pharmaceutical products to undergo lengthy and detailed clinical testing procedures and other costly and time-consuming compliance procedures.  The Company does not know when or if it will be able to submit its products for regulatory review.  Even if the Company submits a new drug application, there may be delays in obtaining regulatory approvals, if the Company obtains them at all.  Sales of the Company’s products outside the United States will also be subject to regulatory requirements governing clinical trials and product approval.  These requirements vary from country to country and could delay introduction of products in those countries.  The Company cannot provide assurance that any of its products will receive marketing approval from the FDA or comparable foreign agencies.

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

Many of these companies and many other competitors have much greater financial and technical resources and production and marketing capabilities than the Company does.  The biopharmaceutical industry is characterized by extensive research and development and rapid technological progress.  Competitors may successfully develop and market superior or less expensive products which render the Company’s products less valuable or unmarketable.

The Company has limited operating experience.

The Company has engaged solely in the development of biopharmaceutical technology.  Although some members of the Company’s management team have experience in biotechnology operations, the Company has limited experience in manufacturing or selling biopharmaceutical products.  The Company also has only limited experience in negotiating and maintaining strategic relationships, and in conducting clinical trials and other later-stage phases of the regulatory approval process.  The Company may not successfully engage in some or all of these activities.

The Company has limited manufacturing capability.

While the Company believes that it can produce materials for clinical trials and produce products for human use at its recently completed synDNA™ production suite, the Company may need to expand its commercial manufacturing capabilities for products in the future if the Company elects not to or cannot successfully partner with others to manufacture its products.  This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity.  The Company has selected a site for any expanded facilities but it can not be assured whether the Company will have the financing needed for such construction.  The Company does not know if or when the FDA will determine that such facilities comply with Good Manufacturing Practices.  The projected location and construction of any facilities will depend on regulatory approvals, product development, pharmaceutical partners and capital resources, among other factors.   The Company has not obtained regulatory approvals for any production facilities for its products, nor can the Company assure investors that it will be able to do so.

If the Company loses key personnel or is unable to attract and retain additional, highly skilled personnel required for its activities, its business will suffer.

Competition for qualified personnel in the biopharmaceutical industry is intense, and the Company’s success will depend on its ability to attract and retain highly skilled personnel. The Company is not aware of any key personnel who plan to retire or otherwise leave the Company in the near future other than Malcolm Skolnick who has expressed his desire to retire after the Company identifies a new Chief Executive Officer.

Asserting, defending and maintaining the Company’s intellectual property rights could be difficult and costly, and failure to do so will harm its ability to compete.

The Company’s success will depend on existing patents and licenses, and its ability to obtain additional patents in the future.  A patent portfolio of approximately 46 domestic and foreign patents and patent applications protects the Company technologies.

The Company cannot assure investors that its pending patent applications will result in patents being issued in the United States or foreign countries.  In addition, the patents which have been or will be issued may not afford meaningful protection for its technology and products.  Competitors may develop products similar to the Company’s which do not conflict with its patents.  Others may challenge the Company’s patents and, as a result, the patents could be narrowed or invalidated.  The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation.  No consistent policy has emerged from the United States Patent and Trademark Office (USPTO), or the courts regarding the breadth of claims allowed or the degree of protection afforded under biotechnology patents.  In addition, there is a substantial backlog of biotechnology patent applications at the USPTO and the approval or rejection of patents may take several years.

CytoGenix’s success will also depend partly on its ability to operate without infringing upon the proprietary rights of others, as well as its ability to prevent others from infringing on its proprietary rights.  The Company may be required at times to take legal action to protect its proprietary rights and, despite its best efforts, the Company may be sued for infringing on the patent rights of others.  The Company has not received any communications or other indications from owners of related patents or others that such persons believe the Company’s products or technology may infringe their patents.  Patent litigation is costly and, even if the Company prevails, the cost of such litigation could adversely affect its financial condition.  If the Company does not prevail, in addition to any damages the Company might have to pay, the Company could be required to stop the infringing activity or obtain a license.  Any required license may not be available to the Company on acceptable terms, or at all.  If the Company fails to obtain a license, its business might be materially adversely affected.

To help protect its proprietary rights in unpatented trade secrets, the Company requires its employees, consultants and advisors to execute confidentiality agreements.  However, such agreements may not provide the Company with adequate protection if confidential information is used or disclosed improperly.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom the Company’s employees, consultants or advisors have prior employment or consulting relationships.  Further, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company’s trade secrets.

If CytoGenix’s strategic relationships are unsuccessful, its business could be harmed.

The Company’s strategic relationship with GE Healthcare and others are important to its success.  The development, improvement and marketing of many of its key therapeutic products are or will be dependent, in part, on the efforts of the Company’s strategic partners.  For example, under the GE Healthcare relationship, the Company may fail to achieve product development milestones; GE Healthcare may fail to perform its obligations under the agreement, such as failing to produce an adequate supply of sufficient quality raw materials to produce synDNA™; and the agreement with GE Healthcare may be subject to termination in the event of a breach.  The Company may not be commercially successful in its effort to produce and/or sell synDNA™.  The transactions contemplated by its agreements with strategic partners, including equity purchases and cash payments, are subject to numerous risks and conditions.  The occurrence of any of these events could severely harm CytoGenix’s business.

The Company’s near-term strategy is to develop its own products as well as co-develop products with strategic partners, or to license the marketing rights for its products to pharmaceutical partners after the Company completes one or more Phase II clinical trials.  In this manner, the extensive costs associated with late-stage clinical development and marketing will be shared with, or will be the responsibility of, the Company’s strategic partners.

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

Continuing efforts of government and third party payers to contain or reduce the costs of health care may adversely affect the Company’s revenues and future profitability.

In addition to obtaining regulatory approval, the successful commercialization of its products will depend on the Company’s ability to obtain reimbursement for the cost of the product and treatment.  Government authorities, private health insurers and other organizations, such as health maintenance organizations are increasingly challenging the prices charged for medical products and services.  Also, the trend toward managed health care in the United States, the growth of healthcare organizations such as HMOs, and legislative proposals to reform healthcare and government insurance programs could significantly influence the purchase of healthcare services and products, resulting in lower prices and reducing demand for products.  The cost containment measures that healthcare providers are instituting and any healthcare reform could affect the Company’s ability to sell its products and may have a material adverse effect on operations.  Reimbursement in the United States or foreign countries may not be available for any of the Company’s products, any reimbursement granted may be reduced or discontinued, and limits on reimbursement available from third-party payers may reduce the demand for, or the price of, its products.  The lack or inadequacy of third-party reimbursements for its products could have a material adverse effect on the Company’s operations.  Additional legislation or regulation relating to the healthcare industry or third-party coverage and reimbursement may be enacted in the future that adversely affects the Company’s products and its business.

If the Company fails to establish strategic relationships with larger pharmaceutical partners, its business may suffer.

The Company does not intend to conduct late-stage (Phase III) human clinical trials on its own.  The Company anticipates entering into relationships with larger pharmaceutical companies to conduct later trials and to market its products.  The Company also plans to continue to use contract manufacturing for late stage clinical and commercial quantities of its products.  The Company may be unable to enter into corporate partnerships which could impede its ability to bring its products to market.  Any such corporate partnerships, if entered into, may not be on favorable terms and may not result in the successful development or marketing of the Company’s products.  If the Company is unsuccessful in establishing advantageous clinical testing, manufacturing and marketing relationships, it is not likely to generate significant revenues and become profitable.

RISKS RELATED TO SHARE OWNERSHIP

CytoGenix’s right to issue preferred stock and/or its classified Board of Directors may delay a takeover attempt and prevent or frustrate any attempt to replace or remove the then current management of the Company by shareholders.

Authorized capital consists of 300,000,000 shares of common stock and 50,000,000 shares of preferred stock.  The Company’s board of directors, without any further vote by the shareholders, has the authority to issue preferred shares and to determine the price, preference, rights and restrictions, including voting and dividend rights, of these shares.  The rights of the holders of shares of common stock may be affected by the rights of holders of any preferred shares that the board of directors may issue in the future.  For example, the board of directors may allow the issuance of preferred shares with more voting rights, higher dividend payments or more favorable rights upon dissolution, than the shares of common stock or special rights to elect directors.

The Company has a “classified” board of directors, which means that only one-third of its directors are eligible for election each year.  Therefore, if shareholders wish to change the composition of the Board of Directors, it could take at least two years to remove a majority of the existing directors or three years to change all directors.  Having a classified board of directors may, in some cases, delay mergers, tender offers or other possible transactions which may be favored by some or a majority of the Company’s shareholders and may delay or frustrate action by shareholders to change the then current Board of Directors and management.

CytoGenix’s stock price is volatile and may fluctuate due to factors beyond its control.

Historically, the market price of the Company’s stock has been highly volatile as reflected in the table in Part II, Item 5 of this report.  The following types of announcements could have a significant impact on the price of the Company’s common stock: positive or negative results of testing and clinical trials by the Company or its competitors; delays in entering into corporate partnerships; technological innovations or commercial product introductions by the Company or its competitors; changes in government regulations; developments concerning proprietary rights, including patents and litigation matters; public concern relating to the commercial value or safety of any of the Company’s products; financing or other corporate transactions; or general stock market conditions.

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

The significant number of the Company’s shares of Common Stock eligible for future sale may cause the price of its common stock to fall.

The Company has outstanding 140,663,961 shares of common stock as of December 31, 2006 and substantially all are eligible for sale under Rule 144 or are otherwise freely tradable.

CytoGenix’s employees have been granted options to buy a total of 22,179,000 shares of common stock as of December 31, 2006.  The options granted have exercise prices between $.185 and $1.01 per share.  The shares of common stock granted in the options under the stock option plan have not been registered as of December 31, 2006.  The options for these shares may not be exercised until such registration.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042.  The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003.  The facility is in new condition and is adequate for the Company’s current operations.  Rent on the facility averages to be $5,701 per month with a lease term ending September 2009.  The Company believes it’s current and contracted for facilities are suitable and adequate for its present and foreseeable future operational requirements.

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

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing and CytoGenix filed a timely response to that motion. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing.  As of the date of this filing, Waldroff/AVGI has not filed a petition for review by the Supreme Court of Texas.

DEFAMATORY ACTIONS

The Company is actively pursuing legal action against various parties involved in the posting of defamatory comments about the Company and several of its officers on public investor chat-room websites. A settlement proposal was completed with one of the parties who has published an apology on Investor’s Hub (www.investorshub.com)

EMPLOYMENT ACTIONS

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a SOX Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The SEC has requested information from the Company addressing the allegations and the Company has responded in compliance with that request.  The Company’s Board of Directors instituted a special committee of independent directors who have appointed an independent, outside counsel to conduct an independent investigation.  As of March 30, 2007 this investigation is in progress.  Management intends to vigorously defend the actions brought by the former CFO and COO.

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

PERFORMANCE GRAPH

The Company’s common stock began trading on the OTC Bulletin Board in August 2001.  The following graph depicts the Company’s total return to stockholders from August 2001 through December 31, 2006, relative to the performance of the Amex Biotech Index and Nasdaq Composite Index.  All of the cumulative total returns are computed assuming the value of the investment in Common Stock and each indexed as $100.00 on August 16, 2001 and the reinvestment of dividend at the frequency with which dividends were paid during applicable years.

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

ITEM 6.  SELECTED FINANCIAL DATA

----------------------------------------------------

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8.“Financial Statements.”

Operating Data:

As of December 31,

     2006

    2005

    2004

      2003

     2002

Gross Margin

$      31,446

$           -

$

-

$   (184,893)

$      1,700

Research and Development

  (4,970,410)

  (1,724,317)

     (831,472)

      (454,433)

   (187,040)

General and administrative

  (3,069,945)

  (1,495,454)

  (1,434,893)

   (1,213,780)

 (1,386,218)

Consulting Expense

     (345,637)

     (290,000)

       (60,926)

      (415,869)

    (816,947)

Depreciation

      (48,754)

      (25,391)

       (38,125)                 (38,445)

     (40,699)

Other Income/ Expense

         1,389

        2,037

40

           (9,805)

              -

           -----------------          --------------     -----------------          -----------------           ------------

Net Loss

 (8,401,911)

  (3,533,125)

 (2,365,376)

   (2,317,225)

(2,429,204)

Weighted Average number of common shares

outstanding basic and diluted

$        (0.07)

$       (0.03)

$        (0.02)

$         (0.03)

$       (0.04)

Balance sheet data:

     Cash and Cash Equivalents            2,854,197

    1,307,965

      453,235

       236,962

                -

     Capital Expenditures

      254,846                  16,987                  12,964

         45,358                10,387

     Working Capital

                  2,030,112

      226 930

     (586,518)

      (339,866)           (658,541)

     Total assets

                                4,209,684

    1,509,948

      524,693

       353,958

      101,329

     Total liabilities

                  1,307,931

    1,102,427

   1,039,753

       597,202

      666,755

     Shareholders’ Equity

   2,901,753

       407,525

    (515,060)

      (243,244)

     (565,426)

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding the Company’s plans, expectations, estimates and beliefs.  Actual results could differ materially from those discussed in, or implied by, these forward-looking statements.  Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may,” and other similar expressions.  In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements.  The Company has based these forward-looking statements largely on its expectations.  Forward-looking statements in this report include, but are not necessarily limited to, those relating to the Company’s:

o

intention to introduce new products,

o

receipt of any required FDA or other regulatory approval for its products,

o

expectations about the markets for its products,

o

acceptance of its products, when introduced, in the marketplace,

o

future capital needs, and

o

success of its patent applications.

Forward-looking statements are subject to risks and uncertainties, certain of which are beyond the Company’s control.  Actual results could differ materially from those anticipated as a result of the factors described in the “Risk Factors” and detailed in the Company’s other Securities and Exchange Commission filings, including among others:

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

Because of these risks and uncertainties, the forward-looking events and circumstances discussed in this report or incorporated by reference might not transpire.  Factors that cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in the “Risk Factors” section and elsewhere in this report.

OVERVIEW

From its inception in 1995, the Company has devoted its resources primarily to fund its research and development efforts.   The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had minimal revenues from the sale of products and other sources. The Company anticipates an increase in revenues for 2007.  The Company expects to continue to incur losses for the foreseeable future as it continues to expand its research and development efforts and enter additional collaborative efforts.  As of December 31, 2006, the Company’s accumulated deficit was $31,459,965.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, the Company incurred a net loss of $8,401,911, or less than $0.07 per share, and $76,993 of revenue as compared with a net loss of $3,533,125, or less than $0.03 per share, and no revenue for the twelve months ended December 31, 2005.

Research and Development Expenses.  Research and development expenses increased approximately 3,246,093 to $4,970,410 for the twelve months ended December 31, 2006 compared to $1,724,317 for the same period in 2005.   Of the increase, $2,771,262 was due to non-cash stock option compensation expense for employees in our research and development department and $474,831 was due to increased research activity and consultant assistance in obtaining communications with several federal agencies of the US Government.  Approximately $310,660 of the additional amount results from the increased activity costs of antibacterial and DNA vaccine research and the remaining $164,171 of the increase were additional costs incurred for R&D consultants.

General and Administrative Expenses.  General and administrative expenses increased to $3,069,945 for the twelve months ended December 31, 2006 compared to $1,495,454 for the same period in 2005.  Non-cash stock compensation from stock options accounted for $1,535,115 of the increase and $39,376 was due primarily to the increased costs in accounting fees for Sarbanes-Oxley compliance.

Consulting Expenses.  Consulting expenses increased to $345,637 for the twelve months ended December 31, 2006 compared to $290,000 for the same period in 2005.  This increase is primarily attributed to the services of Jacobs Engineering relating to the proposed construction of office and manufacturing facility.  Other costs included commissions paid for synDNA™ sales referrals and consulting cost used to evaluate development of existing research platforms and business directives for the Company.  In 2006 the Company issued 320,000 shares of common stock valued at $.86 per share for services for preparing and coordinating with the Company and others in the development of business plans, investor presentations, and financial models, which represents $275,200 of the $345,637.  In 2005, the Company issued 500,000 shares of common stock valued at $.58 per share for service for preparing and coordinating with the Company and others in the development of business plans, investor presentations, and financial models, which represents the entire $290,000.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased to $48,754 for the twelve months ended December 31, 2006 compared to $25,391 for the same period in 2005 primarily due to equipment purchased to expand the lab to accommodate synDNA™ sales production.  In 2006, the Company also installed a new server to optimize security and data retention.

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

On December 4, 2006, Lawrence Wunderlich, the Company’s former Chief Financial Officer and a former director, and Frank Vazquez, the Company’s former chief operating officer and a former director, filed a complaint with the American Arbitration Association to recover over $800,000 in severance payments that they allege the Company owes them.  In the event Messrs. Wunderlich and Vazquez are successful in their claims against the Company, it may have a material adverse impact on the liquidity of the Company.  See Part I, Item 3, Legal Proceedings for a more detailed description of this dispute.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to where FDA approval for human sales is received, the Company’s business strategy is to develop its products to initial Phase III human clinical trials and look for third parties to fund completion of development of the product and market the product through strategic partnerships, license agreements or other relationships.  The Company also looks for collaborative and other efforts utilizing its technology to increase shareholder value.  The Company currently uses this strategy to limit the potential cost the Company would incur in developing a product.  The Company’s expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial results and research results.  Because of the various factors noted above and the expectation that, until the Company establishes revenue sources, the Company will license to, or jointly develop its prospective products with, strategic partners, the Company reviews, at least annually, each research program and clinical trial, based on results and progress during the prior year and estimates its needs for that program or trial for the coming year, making adjustments based on the progress of the program during the year.  The Company does not set long-term development budgets or development schedules for bringing its products to market or track its research costs on a product basis.

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

CONTRACTUAL PAYMENT OBLIGATIONS

The Company’s off-balance sheet arrangements are limited to rents on its primary facility.  These off-balance sheet arrangements are expensed as incurred.  A summary of contractual commitments and obligations as of December 31, 2006 is as follows:

PAYMENTS DUE BY PERIOD

CONTRACTUAL

OBLIGATION

      Total

    2007

     2008

     2009

Operating leases

$   228,390

$    74,806

$     76,792

$   76,792

GSL Earnest Money Contract

$3,322,315

$  474,572

$ 2,847,743

$           -

The Company’s future expenditures and capital requirements depend on numerous factors, most of which are difficult to project beyond the short term, including, without limitation, the progress of research and development programs, the progress of pre-clinical and clinical trials, the time and costs involved in obtaining regulatory approvals, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, competing technological and market developments, its ability to establish collaborative arrangements and the terms of any such arrangements, and the costs associated with commercialization of its products.  Cash requirements are expected to continue to increase each year as the Company expands its activities and operations.  There can be no assurance, however, that the Company will ever be able to generate product revenues or achieve or sustain profitability.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The discussion and analysis of the Company’s financial condition and results of operations are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, the Company evaluates its estimates, including those related to valuation of investments, long-lived assets, and revenue recognition.  The Company bases their estimates on historical experience and on various other assumptions.  Actual results may differ from these estimates under different assumptions or conditions.  The Company believes the following critical accounting policies and the related judgments and estimates affect the preparation of its financial statements.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid, temporary cash investments having original maturity dates of three months or less.  For reporting purposes, such cash equivalents are stated at cost plus accrued interest which approximates fair value.

Accounts Receivable

The company’s accounts receivable primarily consist of trade receivables.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts.  As of December 31, 2006 and 2005 the allowance for doubtful accounts is zero.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment.  The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

Revenue Recognition

CytoGenix’s revenues are primarily derived from selling synDNA™.  CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB

Opinion No. 25, “Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original  provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent  to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As of December 31, 2006 no options have been exercised.

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

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CytoGenix, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that CytoGenix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, because of the effect of significant control deficiencies which, collectively, represent a material weakness, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organization of the Treadway Commission (COSO). CytoGenix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following control deficiencies which, in combination, constitute a material weakness have been identified and included in management’s assessment:

•

The Company has inadequate segregation of duties within various accounting processes and lacks sufficient monitoring controls over these processes to mitigate the risk.  The accounting processes lacking sufficient monitoring controls include the signing of checks, bank statement reconciliation, and review of data used to prepare the financial statements.

•

The Company lacks procedures to properly account for non-routine or complex accounting issues.

•

The Company lacks controls to ensure that agreements are provided to, and reviewed by, accounting and financial reporting personnel on a timely basis.

•

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

In our opinion, management’s assessment that CytoGenix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CytoGenix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, TX

March 12, 2007

Management’s Report on Internal Control Over Financial Reporting

Board of Directors and Shareholders of Cytogenix, Inc.

The Management of CytoGenix, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, Therefore, even those systems determined to be effective may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.  Management’s assessment included evaluating the design of the Company’s internal control over financial reporting and testing the operational effectiveness of the Company’s internal control over financial reporting.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  The Company identified the following control deficiencies which, together, constitute a material weakness in the Company’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006:

•

The Company has inadequate segregation of duties within various accounting processes and lacks sufficient monitoring controls over these processes to mitigate the risk.  The accounting processes lacking sufficient monitoring controls include the signing of checks, bank statement reconciliation, and review of data used to prepare the financial statements.

•

The Company lacks procedures to properly account for non-routine or complex accounting issues.

•

The Company lacks controls to ensure that agreements are provided to, and reviewed by, accounting and financial reporting personnel on a timely basis.

•

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

Because of the aforementioned control deficiencies, which together constitute a material weakness, the Company’s management has concluded that the Company’s internal control over financial reporting was ineffective as of December 31, 2006.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 has been audited by LBB & Associates Ltd., LLP, the Company’s independent registered public accounting firm, as stated in their report included in this Annual Report on Form 10-K.

CytoGenix, Inc.

/s/  MALCOLM SKOLNICK

     Malcolm Skolnick

     PRESIDENT & CEO/ (PRINCIPAL EXECUTIVE OFFICER)

/s/  PAM SCHERTZ

     Pam Schertz

     CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of CytoGenix, Inc.

We have audited the accompanying balance sheets of CytoGenix, Inc. as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 3 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2007 raise substantial doubt about its ability to continue as a going concern. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CytoGenix, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 12, 2007 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As discussed in Notes 2 and 10, the accompanying financial statements have been restated.

/s/  LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, TX

March 12, 2007, except for Notes 2 and 10, for which the date is March 4, 2008.

CYTOGENIX, INC.

BALANCE SHEETS

	December 31, 2006	December 31, 2005
	(Restated)
ASSETS

Current Assets:
Cash	$ 2,854,197	$ 1,307,965
Accounts receivable, net	2,577	-
Inventory	421,957	-
Prepaid expenses	14,297	21,392

Total Current Assets	3,293,028	1,329,357

Property and equipment, net	261,793	56,287
Deposits	481,971	6,399
Long-term investments - restricted	172,892	117,905

Total Assets	$ 4,209,684	$ 1,509,948

LIABILITIES AND STOCKHOLERS' EQUITY

Current Liabilities:
Long-term debt, current portion	$ 25,153	$ -
Accounts payable	309,874	258,495
Accrued expenses	927,889	843,932

Total Current Liabilities	1,262,916	1,102,427

Long-term debt, less current portion	45,015	-

Total Liabilities	1,307,931	1,102,427

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
140,663,961 and 124,460,970 share issued and outstanding as of
December 31, 2006 and 2005, respectively	140,664	124,461
Additonal paid-in capital	34,851,026	23,971,086

Treasury stock	(629,972)	(629,972)
Accumulated deficit	(31,459,965)	(23,058,054)

Total Stockholders' Equity	2,901,753	407,521

Total Liabilities and Stockholders' Equity	$ 4,209,684	$ 1,509,948

The accompanying notes are an integral part of these financial statements

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2006	2005	2004
	(Restated)

REVENUES	$ 76,993	$ -	$ -

COSTS OF REVENUES	45,547	-	-

GROSS MARGIN	31,446	-	-

COSTS AND EXPENSES:
Research and development	4,970,410	1,724,317	831,472
General and administrative	3,069,945	1,495,454	1,434,893
Consulting expense	345,637	290,000	60,926
Depreciation and amortization	48,754	25,391	38,125

LOSS FROM OPERATIONS	(8,403,300)	(3,535,162)	(2,365,416)

OTHER INCOME(EXPENSE):
Interest income	4,987	2,405	40
Interest expense	(3,011)	-	-
Loss on disposal of property of equipment	(587)	(368)	-

NET LOSS	$ (8,401,911)	$ (3,533,125)	$ (2,365,376)

Net loss per share:
Basic and diluted net loss per share	$ (0.07)	$ (0.03)	$ (0.02)

Weighted average shares outstanding:
Basic and diluted	127,366,388	114,181,072	101,817,083

The accompanying notes are an integral part of these financial statements

CYTOGENIX, INC.

STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)
PERIOD FROM DECEMBER 31, 2003 THROUGH DECEMBER 31, 2006

	Common Stock		Additional			Total
			Paid -in	Treasury	Retained	Stockholders’
	Shares	Amounts	Capital	Stock	Deficit	Equity (Deficit)

BALANCE, December 31, 2003	98,724,993	98,725	17,447,556	(629,972)	(17,159,553)	(243,244)

Shares issued for cash, net fundraising	8,715,191	8,715	1,542,886	-	-	1,551,601
Shares issued for services	482,032	482	162,760	-	-	163,242
Shares issued for debt	39,267	39	31,250	-	-	31,289
Shares issued for exercised warrants	1,242,856	1,243	346,185	-	-	347,428
Net loss	-	-	-	-	(2,365,376)	(2,365,376)

BALANCE, December 31, 2004	109,204,339	109,204	19,530,637	(629,972)	(19,524,929)	(515,060)

Shares issued for cash, net fundraising	13,928,967	13,929	3,571,151	-	-	3,585,080
Shares issued for debt	647,701	648	541,478	-	-	542,126
Shares issued for services	679,963	680	327,820	-	-	328,500
Net loss	-	-	-	-	(3,533,125)	(3,533,125)

BALANCE, December 31, 2005	124,460,970	124,461	23,971,086	(629,972)	(23,058,054)	407,521

Shares issued for cash, net fundraising	15,882,991	15,883	6,298,683	-	-	6,314,566
Shares issued for services	320,000	320	274,880	-	-	275,200
Stock Option Shares			4,306,377			4,306,377
Net loss	-	-	-	-	(8,401,911)	(8,401,911)

BALANCE, December 31, 2006 (Restated)	140,663,961	$ 140,664	$ 34,851,026	$ (629,972)	$ (31,459,965)	$ 2,901,753

	The accompanying notes are an integral part of these financial statements

CYTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(Restated)
OPERATING ACTIVITIES:
Net loss	$ (8,401,911)	$ (3,533,125)	$ (2,365,376)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	48,754	25,391	38,128
Stock-based compensation expenses	4,306,377	-	-
Loss on disposal of property and equipment	587	368	-
Gain on long-term investments - restricted	(4,987)	(2,405)	-
Stock issued for services	275,200	328,500	163,242
Changes in assets and liabilities:
Accounts receivable	(2,577)	-	-
Inventory	(421,957)	-	-
Prepaid expenses	7,095	(21,392)	20,374
Accounts payable	51,379	20,662	(50,533)
Accrued expenses	83,956	584,138	524,372

Net cash used in operating activities	(4,058,084)	(2,597,863)	(1,669,793)

INVESTING ACTIVITIES:
Purchase of property and equipment	(254,846)	(16,987)	(12,964)
Deposit on Building Contract	(475,572)
Purchase of long-term investments - restricted	(50,000)	(115,500)	-

Net cash used in investing activities	(780,418)	(132,487)	(12,964)

FINANCING ACTIVITIES:
Proceeds from notes payable	80,000	-	-
Payment on notes payable	(9,832)	-	-
Buyback of stock warrants	-	-	(571)
Sale of common stock	6,314,566	3,585,080	1,551,601
Sale of common stock for exercised warrants	-	-	348,000

Net cash provided by financing activities	6,384,734	3,585,080	1,899,030

NET CHANGE IN CASH	1,546,232	854,730	216,273
CASH, beginning of period	1,307,965	453,235	236,962

CASH, end of period	$ 2,854,197	$ 1,307,965	$ 453,235

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ 1,272	$ -	$ -

Income taxes paid	$ -	$ -	$ -

NONCASH TRANSACTIONS:
Common stock issued for debt	$ -	$ 542,126	$ 31,289

The accompanying notes are an integral part of these financial statements

CYTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2006

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of business

CytoGenix, Inc. (“CytoGenix”) was incorporated on February 10, 1995 in Nevada.  CytoGenix is a biotechnology company focusing on controlled cellular dedifferentiation and transdifferentiation processes.   CytoGenix has acquired the rights for application to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

Basis of Presentation

These financial statements are prepared in conformity with accounting principles generally accepted in the United States of America.

As of January 1, 2006, the Company ceased using the designation “Development Stage Company”.

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

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts.  As of December 31, 2006 and 2005 the allowance for doubtful accounts is zero.

Inventory

Inventory includes raw materials (liquid buffers and enzyme mix) that are used to produce enzymatically  synthesized DNA (synDNA™).  Inventory is stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method.  Reserves are established for excess or obsolete inventories. Inventory is included in the cost of revenue when sold.

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

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment of or Disposal of Long-Lived Assets, sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment.  The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

Revenue Recognition

CytoGenix’s revenues are primarily derived from selling synDNA™.  CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable.

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

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R) we accounted for stock option grant in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees," and accordingly, recognized compensation expense for stock option grants using the intrinsic value method.

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

Segment Reporting

The Company operates in one industry segment — biotechnology research and development. The Company operates in one geographic area, being the United States of America.

FASB Statement No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company’s Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007.  Management is currently evaluating the impact SFAS No. 157 will have on the Company’s financial position, results of operations, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB statement No. 115.” This Statement permits all entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Upfront costs and fees related to items for which the fair value option is elected shall be recognized in earnings as incurred and not deferred. If an entity elects the fair value option for a held-to-maturity or available-for-sale security in conjunction with the adoption of this Statement, that security shall be reported as a trading security under Statement 115, but the accounting for a transfer to the trading category under paragraph 15(b) of Statement 115 does not apply. Electing the fair value option for an existing held-to-maturity security will not call into question the intent of an entity to hold other debt securities to maturity in the future. This statement is effective as of the first fiscal year that begins after November 15, 2007.  The Company is currently analyzing the effects of SFAS 159 but does not expect its implementation will have a significant impact on the Company's financial condition or results of operations.

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of this applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and will be adopted by the Company in the first quarter of 2007.  The Company does not expect the adoption of this interpretation to have an impact on its financial position or results of operations.

NOTE 2 – RESTATEMENT

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing.  The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation cost assuming the options are exercisable as they vest.  The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss of $4,306,377 for the year ending December 31, 2006.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to January 1, 2006.

The restatement also affected Note 10.

The effect of the restatement on specific items in the balance sheets by quarter is as follows:

	March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' DEFICIT:
Additional paid-in capital	$ 23,970,170	$ 2,177,028	$ 26,147,198

Retained earnings (deficit)	(24,093,548)	(2,177,028)	(26,270,576)

Total Stockholders' Deficit	(627,973)	-	(627,973)

	June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 26,063,515	$ 2,929,945	$ 28,993,460

Retained earnings (deficit)	(25,010,311)	(2,929,945)	(27,940,256)

Total Stockholders' Equity	551,835	-	551,835

	September 30, 2006
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' DEFICIT
Additional paid-in capital	$ 26,407,990	$ 3,682,862	$ 30,090,852

Retained earnings (deficit)	(26,230,010)	(3,682,862)	(29,912,872)

Total Stockholders' Deficit	(322,665)	-	(322,665)

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 30,544,649	$ 4,306,377	$ 34,851,026

Retained earnings (deficit)	(27,153,588)	(4,306,377)	(31,459,965)

Total Stockholders' Equity	2,901,753	-	2,901,753

The effect of the restatement on specific items in the statements of operations by quarter is as follows:

	Three months ended March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 498,509	$ 1,392,207	$ 1,890,716
General and administrative	522,358	784,821	1,307,179

LOSS FROM OPERATIONS	(1,036,460)	(2,177,028)	(3,213,488)

NET LOSS	(1,035,494)	(2,177,028)	(3,212,522)

	Six months ended June 30, 2006
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 1,141,077	$ 1,873,459	$ 3,014,536
General and administrative	810,986	1,056,486	1,867,472

LOSS FROM OPERATIONS	(1,954,204)	(2,929,945)	(4,884,149)

NET LOSS	(1,952,257)	(2,929,945)	(4,882,202)

	Nine months ended September 30, 2006
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 1,696,051	$ 2,354,711	$ 4,050,762
General and administrative	1,166,715	1,328,151	2,494,866

LOSS FROM OPERATIONS	(3,173,808)	(3,682,862)	(6,856,670)

NET LOSS	(3,171,956)	(3,682,862)	(6,854,818)

	Year ended December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 2,199,148	$ 2,771,262	$ 4,970,410
General and administrative	1,534,830	1,535,115	3,069,945

LOSS FROM OPERATIONS	(4,096,923)	(4,306,377)	(8,403,300)

NET LOSS	(4,095,534)	(4,306,377)	(8,401,911)

The effect of the restatement on specific items in the statements of cash flows by quarter is as follows:

	Three months ended March 31, 2006
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (1,035,494)	$ (2,177,028)	$(3,212,522)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	2,177,028	2,177,028

Net cash used in operating activities	(1,039,076)	-	(1,039,076)

	Six months endedJune 30, 2006
	As Previously
	Reported	Adjustments	As Restated

OPERATING ACTIVITIES:
Net Loss	$ (1,952,257)	$ (2,929,945)	$(4,882,202)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	2,929,945	2,929,945

Net cash used in operating activities	(2,028,146)	-	(2,028,146)

	Nine months ended September 30, 2006
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (3,171,956)	$ (3,682,862)	$(6,854,818)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	3,682,862	3,682,862

Net cash used in operating activities	(3,034,520)	-	(3,034,520)

	Year ended December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,095,534)	$ (4,306,377)	$(8,401,911)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	4,306,377	4,306,377

Net cash used in operating activities	(4,058,084)	-	(4,058,084)

NOTE 3 – GOING CONCERN

CytoGenix has had negligible revenues since inception and only approximately $77,000 in the last two years.  The Company has incurred losses totaling $31,459,965 from inception through December 31, 2006.  Because of these conditions, CytoGenix will require additional working capital to develop business operations.  CytoGenix intends to raise additional working capital either through private placements, public offerings and/ or bank financing.

There are no assurances that CytoGenix will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/ or bank financing necessary to support CytoGenix’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/ or bank financing are insufficient, CytoGenix will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to CytoGenix.  If adequate working capital is not available CytoGenix may not increase its operations.

These conditions raise substantial doubt about CytoGenix’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should CytoGenix be unable to continue as a going concern.

NOTE 4 – LONG TERM INVESTMENT - RESTRICTED

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

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property consisted of the following as of December 31:

   2006

    2005

Lab equipment

5-7 years

$ 299,005        $ 104,635

Office Furniture & Fixtures

3-7 years

     62,592

     57,759

Office Equipment

3-7 years

     63,246

     57,518

Leasehold Improvements

Lease Term

     16,804

       3,164

Less: accumulated depreciation

  (179,854)

  (166,789)

-----------

-----------

Net book value

$ 261,793

$   56,287

=======

=======

Depreciation expense totaled $48,754, $25,391, and $38,125 for 2006, 2005, and 2004 respectively.

NOTE 6 - DEPOSITS

The Company deposits at December 31, 2006 include the first installment for the construction of the new production and office facility in Houston, Texas in the amount of $475,572.  The remaining balance in the deposit account is a rent deposit on the current facilities for $6,399.

NOTE 7 – ACCRUED EXPENSES

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

NOTE 8 – DEBT

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

Total

$

70,168

NOTE 9 – COMMON STOCK ISSUANCES

CytoGenix has issued common stock since inception as follows:

STOCK ISSUED FOR SERVICES:

Year

   Shares

    Amount

-----

-----------

-------------

1995

4,584,500

$    47,383

1996

   500,000

    375,000

1997

3,687,425

    691,392

1998

3,601,021

 2,820,826

1999

   544,348

    468,322

2000

   546,171

    491,473

2001

1,780,009

    334,742

2002

3,162,535

 1,016,747

2003

4,295,315

    733,351

-----------

-------------

Sub-total        22,701,324

 6,979,236

2004

   482,032

    163,242

2005

   679,963

    328,500

2006

   320,000

    275,200

NOTE 9 – COMMON STOCK ISSUANCES (CONTINUED)

STOCK ISSUED FOR CASH:

Year

   Shares

    Amount

-----

-----------

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

NOTE 10 – STOCK OPTIONS AND WARRANTS

In 2004, CytoGenix issued 1,242,856 warrants as part of a private placement memorandum.  The warrants are exercisable at $0.28 per share, vest immediately and expire one year from the grant date.  Of these warrants 642,857 were not exercised and expired in 2005.  There were no warrants outstanding at December 31, 2006 or 2005.

On June 24, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”) to provide for the granting of incentive stock options to executive officers and employees of the Company, as determined by a committee of the Company’s board of directors.  Non-qualified options may also be granted under the 2003 Plan to non-employee directors and consultants of the Company.

NOTE 10 – STOCK OPTIONS AND WARRANTS (CONTINUED)

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

On June 14, 2005 the Company adopted the 2005 Stock Option Plan (the “2005 Plan”) to provide for the granting of incentive stock options to executive officers and employees of the Company, as determined by a committee of the Company’s board of directors.  Non-qualified options may also be granted under the 2005 Plan to non-employee directors and consultants of the Company

A total of 18,000,000 share of common stock have been reserved for the issuance under the 2005 Plan.  All stock options granted under the 2003 Plan vest, subject to a Condition Precedent, 33.3% over each of the first and second anniversaries of the grant date and expire no later than ten years from the date of the plan on June 14, 2015. Awards granted under the Option Plan are to be determined from time to time by a compensation committee. If an option expires or is terminated, surrendered or cancelled without having been fully exercised, the unused share covered by any such Option shall again be available for grant under the Option Plan.  As of December 31, 2006 7,496,000 common stock shares are available to be awarded under this plan.  No option issued under the 2005 Plan is exercisable, even if vested, unless and until such time that the underlying shares to be issued are publicly registered with the Securities and Exchange Committee, such registration constituting a Condition Precedent.  The Company is under no obligation to register the underlying shares, nor is there any recourse by the option holder in the event their options expire or otherwise terminate prior to the Condition Precedent being met.

Restatement of Stock Options

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123 (R) and that such condition was not deemed probable at the time of the filing.  The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation costs assuming the options as exercisable as they vest.  The error resulted in the understatement of non-cash expense and a corresponding understatement of net loss of $4,306,377 for the year ended December 31, 2006.  The restatement impacted certain line items within the cash flows from operations but no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to December 31, 2006.

Based on the employee stock option plans, compensation expense recorded for options fully vested as of December 31, 2006 was recorded as follows:

Research and development

$2,771,262

General and administrative

  1,535,115

Stock-based compensation

$4,306,377

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility

92.1% to 250%

Risk-Fee Interest Rate

 4.50%

Dividend Yield

  0.00%

Expected Term (years)

10.00

A summary for our stock-based compensation activity for the three years ended December 31, 2006 is presented below:

			Average	Aggregated
		Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2003	14,200,000	$ 0.20	9.50	$ 2,883,325
Granted	350,000	0.25	10.00	$ 85,842
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding at December 31, 2004	14,550,000	$ 0.20	8.50	$ 2,969,167

Granted	18,450,000	0.70	10.00	$ 12,615,230
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding at December 31, 2005	33,000,000	$ 0.48	8.40	$ 15,584,397

Granted	2,004,000	1.01	10.00	$ 1,789,644
Exercised	-	-	-	-
Forfeited/expired	(12,825,000)	0.50	8.40	(6,280,191)

Outstanding at December 31, 2006	22,179,000	$ 0.52	7.50	$ 11,093,850

Exercisable at December 31, 2006	17,401,333	$ 0.45	7.30	$ 7,628,763

Exercisable at December 31, 2005	20,583,333	$ 0.35	8.0	$ 7,157,107

Exercisable at December 31, 2004	9,583,333	$ 0.20	8.5	$ 1,958,285

¹ Weighted-average exercise price

² Weighted-average contractual life remaining

The associated fair value of options vested prior to December 31, 2005 was $11,891,000.  This amount was not expensed at the time of vesting in accordance with the then applicable provision of APB 25.  All options are issued with an exercise price equal to the market value resulting in no intrinsic value.

The unvested options fair value will be recognized over their respective vesting periods which ends March 31, 2008

NOTE 11 – INCOME TAXES

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

Deferred income taxes consist of the following at December 31,

           2006

         2005

Long-term:

Deferred tax assets

$

6,775,000

$     5,375,000

Valuation allowance

           (6,775,000)

      (5,375,000)

--------------------

------------------

$                        -

$                   -

=============

===========

NOTE 12 – CONCENTRATIONS

The Company had gross sales of $76,993, $0 and $0 for the years ended 2006, 2005 and 2004, respectively.  The Company has three customers that represent 100% of the gross sales for the year ended December 31, 2006.  The Company has one supplier that provides all the materials necessary to generate the sales for the year ended December 31, 2006.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000. As of December 31, 2006, the Company’s cash balance exceeded the federally insured limit by $2,767,887.  No loss has been incurred related to this concentration of cash.

NOTE 13 – COMMITMENTS AND CONTIGENCIES

Lease

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009.  Rent expense was $69,749, $66,455 and $68,407 for 2006, 2005 and 2004, respectively.  Annual future rent payments are as follows:

Year	Amount

2007	$74,806
2008	76,792
2009	76,792

Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009.  As of December 31, 2006 and 2005 deferred rent was $25,981 and $32,656, respectively and is included in accrued expenses.

NOTE 13 – COMMITMENTS AND CONTIGENCIES (CONTINUED)

Land & Building

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

Research

CytoGenix has entered into Sponsored Research Agreements (SRA) with several Universities.  The Universities do research for CytoGenix related to CytoGenix’s proprietary technology.  As work progresses, the Universities invoice CytoGenix for reimbursement of expenses related to the research.  The SRA’s have established budgets.  As of December 31, 2006 unbilled amounts under the SRA’s totaled approximately $120,987.

As of December 31, 2006 the Company renewed an SRA with the Montefiore Medical Center.  A Company director is affiliated with Montefiore Medical Center.

Employment

Per the employment agreement of the CEO, there is a severance pay obligation for early termination for any reason other than cause, permanent disability, or if the employee voluntarily resigns following a constructive termination, (collectively a “Termination Event”) then the Company shall pay the employee base compensation for a period of twelve (12) months following termination.  In addition, the Company shall also reimburse the Employee for the payment of the Employee’ COBRA or equivalent other replacement medical and dental insurance premiums for the period of twelve (12) months. The cash obligation under this arrangement if the CEO were to be terminated on January 1, 2007 could result in a cash outflow of approximately $515,000.

Board of Directors

There are currently four outside Directors who received $25,000 each in compensation for the year ending December 31, 2006.  The compensation for 2007 will increase to $40,000 each per year.

NOTE 13 – COMMITMENTS AND CONTIGENCIES (CONTINUED)

Inventory

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

William B Waldroff and Applied Veterinary Genomics, Inc.

Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”) - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing; CytoGenix filed a timely response to that motion and the parties await decision by the Court. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing.  Pending resolution of the Court’s decision and possible further appeals, CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually. Accrued Interest for the year ended December 31, 2006 and 2005 was $3,929 and $2,405 respectively.

Defamatory Actions

The Company is actively pursuing legal action against various parties involved in the posting of defamatory comments about the Company and several of its officers on public investor chat-room websites.  A settlement with one of the parties resulted in an apology posted on Investor’s Hub (www.investorshub.com),

NOTE 14 - SUBSEQUENT EVENTS

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer, Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a SOX Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick.

The SEC has requested information from the Company addressing the allegations and the Company has responded to the request.  The Company’s Board of Directors instituted a special committee of independent directors who have appointed an independent, outside counsel to conduct an independent investigation.  As of March 20, 2007 this investigation is in progress.  Management intends to vigorously defend the actions brought by the former CEO and CFO.

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

First Quarter

Second Quarter

Third Quarter

Fourth Quarter

Year Ended December 31, 2006

Net Sales

$                -

$        37,180

$          8,115

$        31,698

Gross Profit

                  -

          25,524

         (11,327)

          17,249

Net Loss

  (3,212,522)

    (1,669,680)

    (1,972,616)

    (1,547,093)

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

Gross Profit

                  -

                   -

  -

                   -

Net Loss

      (382,440)

       (461,935)

       (485,044)

    (1,035,957)

Basic Loss Per Share

           (0.00)

             (0.00)

             (0.00)

             (0.01)

NOTE 16 -  EVENT (UNAUDITED) SUBSEQUENT TO THE DATE OF THE INDEPENDENT AUDITORS' REPORT

On March 20, 2008, the Company received notice of termination of its construction contract with GSL Construction Contractors, Ltd. ("GSL") and forfeited approximately $1,200,000 in deposits the Company had made as part of this agreement.

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

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

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

DR. YIN CHEN earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996.  Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School.  In 1999, he joined InGene, Inc. of Kansis City, MO as senior research scientist and then CytoGenix, as chief research scientist in February 2000.  He is one of co-inventors of the Company’s proprietary ssDNA expression systems.  He was appointed as Chief Scientific Officer and Vice President of Research and Development on November 7, 2001 and is Executive Secretary of the Scientific Advisory Committee.

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

The Company has not adopted a Code of Ethics that applies to the Company’s principal executive officers, the principal financial officer, the principal accounting officer or the controller.  No Code of Ethics has been adopted because the Company and the board of directors chose to devote its working capital to the Company’s research and development projects instead of reducing to writing standards designed to deter wrongdoing and promote honest and ethical conduct.  The Board of Directors and current management has decided that in lieu of current events and the anticipated growth of the company a Code of Ethics will be adopted in 2007.

ITEM 11.

EXECUTIVE COMPENSATION

The information required by Item 11 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 of Form 10-k is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company entered into a consultant agreement with one of the Company’s Directors, Cy A. Stein, Ph.D.  This agreement is for services by Dr. Stein to evaluate and consult in the development of existing and new research platforms and business directives for the Company.  The agreement began on October 3, 2006 and extends for no longer than six (6) months for a fee of $3,000 per month plus travel expenses.  The Company has paid to Dr. Stein the amount of $11,540 for the year ended December 31, 2006.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 15 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(A)

(1) AND (2) Financial Statements and Financial Statement Schedules See “Index to Consolidated Financial Statements” on page F-1

(A)

(3)  EXHIBITS

EXHIBIT NUMBER		DESCRIPTION
3.1	--

Articles of Incorporation of Cryogenic Solutions, Inc.

(incorporated by reference to exhibit 3.1 to the registrant’s registration statement on Form 10-SB, as amended

(File No. 000-26807), filed with the Securities & Exchange

Commission (“SEC”) initially on July 23, 1999 the (“Form 10-SB”))

3.2	--	Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc. (incorporated by re- ference to exhibit 3.2 of the Form 10-SB).

3.3	--	Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to exhibit 3.3 of the Form 10-SB).

3.4	--

Certificate of Amendment dated March 7, 2001 of Articles of

Incorporation of CytoGenix, Inc. (incorporated by reference to

 Annex II of the definitive proxy statement on Schedule 14A

filed with the SEC on December 23, 2003).

3.5	--

Certificate of Amendment dated April 6, 2004 of Articles of

Incorporation of CytoGenix, Inc. (incorporated by reference to

Exhibit 3.5 to the registrant’s Form 10-KSB for the year ended

December 31, 2003 filed with the SEC on April 14, 2004).

3.6	--	Bylaws of Cryogenic Solutions, Inc (incorporated by reference to exhibit 3.4 of the Form 10-SB).

3.7	--	Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the SEC on December 23, 2003).

10.1+	--

Employment Agreement dated January 1, 2005 between

CytoGenix, Inc. and Malcolm H. Skolnick (incorporated

 by reference to exhibit 10.1 of the Form 10-K/A for

Year ended December 31, 2005 filed with the SEC Inc. on

 April 21, 2006).

10.2	--	License Agreement dated February 3, 2000, between CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB).

10.3	--	Technology Transfer Agreement dated June 26, 1998 between Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit 10.4 of the Form 10-SB)

10.4	--	Sponsored Research Agreement between CytoGenix, Inc. and Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit 0.7 of the Form 10-SB).

10.5+	--	Stock Option Plan (incorporated by reference to Annex III of the definitive proxy statement on schedule 14A filed with the SEC on December 23, 2003).

10.6+	--	Stock Option Plan (incorporated by reference to Annex I of the definitive proxy statement on schedule 14A filed with the SEC on June 17, 2005).

10.7	--

Supply Agreement dated March 22, 2006, between CytoGenix,

Inc. and GE Healthcare Bio-Science Corporation (incorporated by reference to Exhibit 10 to the registrant’s current report on

Form 8-K filed with the SEC on March 28, 2006).

10.8	--

Ernest Money Contract of Design/Build Project dated October

30, 2006 between CytoGenix, Inc. and GSL Contractors, Ltd.

(incorporated by reference to Exhibit 10.1 to the registrant’s current report on Form 8-K filed with the SEC on November 3,

 2006).

31.1	--	Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the “Act”.

31.2	--	Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the “Act”.

32.1	--	Certifications of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.

32.2	--	Certifications of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.

__________________

+ Management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CYTOGENIX, INC.

By:       /s/ Malcolm Skolnick

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date:  April 4, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                                By:        /s/  Malcolm Skolnick

Date: April 4, 2008

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

(PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date:  April 4, 2008

By:

/s/ Raymond L Ocampo, Jr.

RAYMOND L. OCAMPO, JR.

DIRECTOR

Date:  April 4, 2008

By:

/s/ Scott E. Parazynski

SCOTT E. PARAZYNSKI

DIRECTOR

Date: April 4, 2008

By:

/s/ Cy A. Stein

CY A. STEIN

DIRECTOR

Date:  April 4, 2008

By:

/s/ John J. Rossi

JOHN J. ROSSI

DIRECTOR

Date: April 4, 2008

By:

/s/ Greg Taylor

GREG TAYLOR

CHIEF FINANCIAL OFFICER