Form 10-Q/A
period 2007-03-31
CYTOGENIX INC
filed 2008-04-07
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Yes     X

No ______

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of March 31, 2007 was 140,663,961.

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend the CytoGenix, Inc. (the “Company”) quarterly report on Form 10-Q for the quarter ended March 31, 2007, which was originally filed on May 15, 2007 (Original Form 10-Q).

We are filing this Form 10-Q/A to amend and restate Part I Financial Information, Item 1 Financial Statements; and Part  I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company did not recognize any compensation cost under SFAS 123(R).  As a result of a recent letter from the staff of the SEC, we are restating our financial statements (“The Restatement”) and associated disclosures to include compensation cost upon vesting of options and to cease using the designation “Development Stage Company.”  We understated non-cash expenses and net loss by $490,536 in the quarter ending March 31, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to December 31, 2005.

For the convenience of the reader, this Form 10-Q/A, sets forth the Original Form 10-Q in its entirety, as amended by this Form 10Q/A.  However, this Form 10-Q/A amends only Items 1 and 2 of Part I, in their entirety, in each case, solely as a result of, and to reflect, the Restatement, and, except as noted above, no other information in the Original 10-Q is amended hereby.  In addition, Item 6 of Part II, of this Form 10-Q/A has been amended to contain the currently-dated certifications from our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1, and 32.2.

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our quarterly reports on Form 10-Q and annual report on Form 10-K for the quarters and year ended after March 31, 2007, and the events described in our current reports on Form 8-K filed after the filing or the Original Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash	$ 1,928,259	$ 2,854,197
Accounts receivable, net	-	2,577
Inventory	385,709	421,957
Prepaid expenses	14,685	14,297

Total Current Assets	2,328,653	3,293,028

Property and equipment, net	279,687	261,793
Deposits	481,971	481,971
Long-term investments - restricted	174,445	172,892

Total Assets	$ 3,264,756	$ 4,209,684

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current portion	$ 25,745	$ 25,153
Accounts payable	312,395	309,874
Accrued expenses	1,084,526	927,889

Total Current Liabilities	1,422,666	1,262,916

Long-term debt, less current portion	38,339	45,015

Total Liabilities	1,461,005	1,307,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
140,663,961 and 140,663,961 share issued and outstanding as of
March 31, 2007 and December 31, 2006, respectively	140,664	140,664
Additonal paid-in capital	35,341,562	34,851,026
Treasury stock	(629,972)	(629,972)
Aaccumulated deficit	(33,048,503)	(31,459,965)

Total Stockholders' Equity	1,803,751	2,901,753

Total Liabilities and Stockholders' Equity	$ 3,264,756	$ 4,209,684

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDING MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007 (Restated)	2006 (Restated)

REVENUES	$ -	$ -

COSTS OF REVENUES	-	-

GROSS MARGIN	-	-

COSTS AND EXPENSES:
Research and development	866,279	1,890,716
General and administrative	698,717	1,307,179
Consulting expense	8,031	9,075
Depreciation and amortization	15,442	6,518

LOSS FROM OPERATIONS	(1,588,469)	(3,213,488)

OTHER INCOME:
Interest income	1,553	966
Interest expense	(1,622)	-
Loss on disposal of property of equipment	-	-
Dividend income	-	-

NET LOSS	$ (1,588,538)	$ (3,212,522)

Net loss per share:
Basic and diluted net loss per share	$ (0.01)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	140,663,961	124,613,703

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENT OF CASH FLOWS
THREE MONTHS ENDING MARCH 31, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net Loss	$ (1,588,538)	$ (3,212,522)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	15,442	6,518
Stock-based compensation	490,536	2,177,028
Accrued interest income on long-term investment- restricted	(1,553)	(967)
Changes in assets and liabilities:
Accounts receivable	2,577	-
Inventory	36,248	(176,571)
Prepaid expenses	(388)	(22,426)
Deposits	-	-
Accounts payable	2,521	90,005
Accrued expenses	156,637	99,859

Net cash used in operating activities	(886,518)	(1,039,076)

INVESTING ACTIVITIES:
Purchase of property and equipment	(33,336)	(93,254)

Net cash used in investing activities	(33,336)	(93,254)

FINANCING ACTIVITIES:
Payment on notes payable	(6,084)	-
Proceeds from stock subscriptions	-	365,000

Net cash used in financing activities	(6,084)	365,000

NET CHANGE IN CASH	(925,938)	(767,330)
CASH, beginning of period	2,854,197	1,307,965

CASH, end of period	$ 1,928,259	$ 540,635

SUPPLEMENTAL CASH FLOW INFORMATION:

Interest paid	$ 1,622	$ -

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDTIED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. (“CytoGenix”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix’s latest annual report filed with the SEC on Form 10K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ending December 31, 2006, as reported in the Form 10K, have been omitted.

NOTE 2 – RESTATEMENT

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing.  The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation cost assuming the options were exercisable as they vest. The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss of $490,536 in the quarter ending March 31, 2007.  The restatement impacted certain line items within cash flow from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheet, statement of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to March 31, 2007.

The restatement also affected Note 5.

The effect of the restatement on specific items in the balance sheet including adjustments previously reported in the 2006 10K/A restatement is as follows:

	March 31, 2007
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' DEFICIT:
Additional paid-in capital	$ 30,544,649	$ 4,796,913	$ 35,341,562

Retained earnings (deficit)	(28,251,590)	(4,796,913)	(33,048,503)

Total Stockholders' Deficit	(627,973)	-	(627,973)

The effect of the restatement on specific items in the statement of operations is as follows:

	March 31, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 516,987	$ 349,295	$ 866,282
General and administrative	557,476	141,241	698,717

LOSS FROM OPERATIONS	(1,097,933)	(490,536)	(1,588,469)

NET LOSS	(1,098,002)	(490,536)	(1,588,538)

The effect of the restatement on specific items in the statement of cash flows is as follows:

	March 31, 2007
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (1,098,002)	$ (490,536)	$ (1,588,538)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	490,536	490,536

Net cash used in operating activities	(886,518)	-	(886,518)

NOTE 3 – RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform with the March 31, 2007 financial statement presentation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company’s common stock from the last 20 trading days of 2007 to the last 20 trading days of 2006.  This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first three months of 2007 based on the Company’s common stock price as of March 31, 2007.

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

Pending resolution of the Court’s decision and possible ongoing/ appeals, CytoGenix has established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually.

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded in compliance with that request.  The Company’s Board of Directors instituted a special committee of independent directors who has hired independent, outside counsel to conduct an independent investigation.  As of May 10, 2007 this investigation is in progress.  Management intends to vigorously defend the actions brought by the former COO and CFO.

NOTE 5 – STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

On March 31, 2007 the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan.  The Company  accounts for these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company adopted the SFAS 123 R effective January 1, 2006 using the modified prospective method.

Based on the employee stock option plans, compensation expense recorded for options fully vested as of March 31, 2007 was recorded as follows:

Research and development

$349,295

General and administrative

  141,241

Stock-based compensation

$490,536

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility

92% to 250%

Risk-Fee Interest Rate

              4.50%

Dividend Yield

  0.00%

Expected Term (years)

10.00

A summary for our stock-based compensation activity for the three months ended March 31, 2007 is presented below:

			Average	Aggregated
		Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2006	22,179,000	$ 0.52	7.50	$ 11,093,850
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-		-

Outstanding at March 31, 2007	22,179,000	$ 0.52	7.25	$ 11,093,850

Exercisable at March 31, 2007	21,677,667	$ 0.51	7.20	$ 10,657,771

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

The unvested options fair value will be recognized over their respective vesting periods which ends March 31, 2008

NOTE 6 - SUBSEQUENT EVENT

On March 20, 2008, the Company received notice of termination of its construction contract with GSL Construction Contractors, Ltd. (GSL) and forfeited approximately $1,200,000 in deposits the Company had made as part of this agreement.

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

Results of Operations

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

For the three  months  ended March 31, 2007, we  reported  a net  loss of  $1,588,538, or less than one cent per share, and no revenue as compared with a net loss of $3,212,522 or less than three cents per share, and no revenue for the three months ended March 31, 2006.

Research and Development Expenses.  Research and development expenses decreased to $866,279 for the first quarter of 2007 as compared to $1,890,716 during the same period in 2006 due almost entirely to a decrease in personnel costs.  Approximately $154,000 was due to salary, bonus and related payroll expenses not paid in 2007 to a former executive officer because of his resignation in the last quarter of 2006 and the remainder was attributable to non-cash stock based compensation granted under the 2003 and 2005 employee stock option plans.

General and Administrative Expenses.  General and administrative expenses decreased to $698,717 for the first quarter of 2007 compared to $1,307,179 for the same period in 2006 primarily due to a decrease in personnel costs, most of which was attributable to non-cash stock based compensation granted under the 2003 and 2005 employee stock option plans.  The decrease was partially offset by the increase in legal fees and investigation fees amounting to approximately $221,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by a former executive officer.

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

The Company’s ability to continue operations through December 31, 2007 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2007.  Based on historical yearly financial requirements, operating capital of approximately $5.7 million will be needed for each of the calendar years 2007 and 2008.

The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of enzymatically synthesized DNA (synDNA™) to companies involved in the development of DNA-based therapeutics and vaccines,  and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company’s future products will require hiring of additional personnel, significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

CytoGenix has developed a broad platform of down regulation and gene silencing technologies. Down regulation of genes or gene silencing comprises a set of techniques which can prevent a gene from expressing the protein for which it is encoded or interact with a target protein to change or inhibit its function.  These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications.  Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression.  In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA’s and prevents the production of the encoded protein. When this antisense sequence binds to the targeted mRNA it prevents mRNA from being “read” by a ribosome. This antisense approach can be modified so that internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation. Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function.  The Company has coordinated and performed experiments utilizing all these applications.  The results appear in scientific publications of peer reviewed journals and have been incorporated into numerous patent applications, some of which have granted or allowed.

The Company’s early research and development on ssDNA expression vectors was dependent upon the use of DNA plasmids produced using bacterial fermentation techniques.  At the time the Company’s experiments began, clinical grade plasmids could be obtained for approximately $25,000 per gram.  When the Company introduced its first product, Simplivir™, an anti-herpes compound, to the FDA, the price for clinical grade plasmids had risen to approximately $250,000 per gram.  The Company looked for alternatives and developed a process for producing enzymatically synthesized DNA (synDNA™) without using bacterial fermentation. The bacteria-free process for making therapeutic quality DNA is proprietary to the Company.  Through its use, we have met our own product needs and have directed our excess capacity to producing DNA for other third party users in the market.  The combination of competitive pricing, rapid manufacture, and regulatory advantages associated with endotoxin-free and bacteria-free production make our products very competitive.  The Company is currently generating revenues from synDNA™ sales.

We have been able to expand our product line to include DNA vaccines.  Tests comparing the efficacy of various DNA vaccines made with synDNA™ to conventional, bacteria-grown plasmids have demonstrated synDNA™ products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu.  The Company has entered a Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID)  to develop DNA vaccines against ebola and equine encephalitis.  The Company is pursuing other CRADA’s/contracts with the federal government especially in the bio-terror and pandemic threat areas.

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

           As of March 31, 2007 the Company has a restricted long-term CD (Certificate of Deposit) investment for the Waldroff litigation matter discussed above.  Pending resolution of an appeal of this case the Company has established a long-term CD in the amount of $115,500. This CD earns interest at a rate of 3.4% annually.

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

At December 31, 2006 the Company indicated their control deficiencies, which together constituted a material  weakness over  the Company’s internal  control over financial  reporting  are  still in existence.  The Company was in the process of remediating the control deficiencies and will continue to do so going forward.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing and CytoGenix filed a timely response to that motion. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing.  As of the date of this filing,

Waldroff/AVGI has now filed a petition for review by the Supreme Court of Texas.  The parties await the high  Court’s decision  to  grant  or  deny the  petition.  Pending  resolution  of  an  appeal  CytoGenix  has established a long-term CD in the amount of $115,500 to comply with  the  trial court  judgment.  This  CD earns interest at a rate of 3.4% annually.

DEFAMATORY ACTIONS

The Company is actively pursuing legal action against various parties involved in the posting of defamatory comments about the Company and /or its employees.  It has recently settled a suit filed for injunctive relief and damages against a poster on the Cytogenix Investor Hub (IHUB) chatroom.  The suit was filed in the Federal District Court on September 26, 2006.  A subpoena was subsequently served on IHUB to reveal the identification of the responsible poster who was later included in the suit.  The parties agreed to settle the matter and further legal action has been dismissed.

EMPLOYMENT ACTIONS

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information  from the Company addressing the allegations and the Company has responded in compliance with that request.  The Company’s Board of Directors instituted a special committee of independent directors who has hired independent, outside counsel to conduct an independent investigation.  As of May 10, 2007 this investigation is in progress.  Management intends to vigorously defend the actions brought by the former COO and CFO.

Intellectual Property Matters:

In the quarter ending March 31, 2007, CytoGenix expanded its enforceable patent rights in the foreign markets through registration of patent rights in nine countries claiming rights to a European patent which granted during the last quarter of 2006. These registrations cover similar in vivo ssDNA expression technology as covered by a patent in China (also granted in the last quarter of 2006) and allowed patents in Korea and India.

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

CYTOGENIX, INC.

Date: April 4, 2008	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief
Executive Officer