Form 10-Q/A
period 2007-06-30
CYTOGENIX INC
filed 2008-04-07
CIK 1005302

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of June 30, 2007 was 140,663,961.

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend the CytoGenix, Inc. (the “Company”) quarterly report on Form 10-Q for the quarter ended June 30, 2007, which was originally filed on May 15, 2007 (Original Form 10-Q).

We are filing this Form 10-Q/A to amend and restate Part I Financial Information, Item 1 Financial Statements; Part  I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company did not recognize any compensation cost under SFAS 123(R).  As a result of a recent letter from the staff of the SEC, we are restating our financial statements (“The Restatement”) and associated disclosures to include compensation cost upon vesting of options and to cease using the designation “Development Stage Company.”  We understated non-cash expenses and net loss by $546,499 in the quarter ending June 30, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to December 31, 2005.

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

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our quarterly reports on Form 10-Q and annual report on Form 10-K for the quarters and year ended after June 30, 2007, and the events described in our current reports on Form 8-K filed after the filing or the Original Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.

BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Restated)
	(Restated)
ASSETS

Current Assets:
Cash	$ 778,432	$ 2,854,197
Accounts receivable, net	26,307	2,577
Inventory	324,882	421,957
Prepaid expenses	45,540	14,297

Total Current Assets	1,175,161	3,293,028

Property and equipment, net	263,245	261,793
Deposits	727,560	481,971
Long-term investments - restricted	176,016	172,892

Total Assets	$ 2,341,982	$ 4,209,684

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current portion	$ 26,385	$ 25,153
Accounts payable	265,128	309,874
Accrued expenses	1,172,486	927,889

Total Current Liabilities	1,463,999	1,262,916

Long-term debt, less current portion	31,501	45,015

Total Liabilities	1,495,500	1,307,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
140,663,961 and 140,663,961 share issued and outstanding as of
June 30, 2007 and December 31, 2006, respectively	140,664	140,664
Additonal paid-in capital	35,397,525	34,851,026
Treasury stock	(629,972)	(629,972)
Accumulated deficit	(34,061,735)	(31,459,965)

Total Stockholders' Equity	846,482	2,901,753

Total Liabilities and Stockholders' Equity	$ 2,341,982	$ 4,209,684

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS
THREE AND SIX MONTHS ENDING JUNE 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES	$ 39,459	$ 37,180	$ 39,459	$ 37,180

COSTS OF REVENUES	12,248	11,656	12,248	11,656

GROSS MARGIN	27,211	25,524	27,211	25,524

COSTS AND EXPENSES:
Research and development	460,545	1,074,090	1,326,825	3,014,536
General and administrative	552,441	610,023	1,251,157	1,867,472
Consulting expense	20,743	1,035	28,774	10,110
Depreciation and amortization	16,442	11,037	31,884	17,555

LOSS FROM OPERATIONS	(1,022,960)	(1,670,661)	(2,611,429)	(4,884,149)

OTHER INCOME:
Interest income	11,579	981	13,132	1,947
Interest expense	(1,851)	-	(3,473)	-

NET LOSS	$ (1,013,232)	$ (1,669,680)	$ (2,601,770)	$ (4,882,202)

Net loss per share:
Basic and diluted net loss per share	$ (0.01)	$ (0.01)	$ (0.02)	$ (0.04)

Weighted average shares outstanding:
Basic and diluted	140,663,961	125,914,952	140,663,961	125,097,661

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENT OF CASH FLOWS
SIX MONTHS ENDING JUNE 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net Loss	$ (2,601,770)	$ (4,882,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	31,884	17,556
Share-based compensation expense	546,499	2,929,945
Accrued interest income on long-term investment- restricted	(3,124)	(1,948)
Changes in assets and liabilities:
Accounts receivable	(23,731)	(39,410)
Inventory	97,075	(176,719)
Prepaid expenses	(31,242)	(136,338)
Accounts payable	(44,746)	131,225
Accrued expenses	244,598	129,745

Net cash used in operation activities	(1,784,557)	(2,028,146)

INVESTING ACTIVITIES:
Purchase of property and equipment	(33,336)	(207,111)
Payments for deposit on building contract	(245,589)	-

Net cash used in investing activities	(278,925)	(207,111)

FINANCING ACTIVITIES:
Payment on notes payable	(12,283)	-
Proceeds from stock subscriptions	-	2,096,571

Net cash provided by (used in) financing activities	(12,283)	2,096,571

NET CHANGE IN CASH	(2,075,765)	(138,686)
CASH, beginning of period	2,854,197	1,307,965

CASH, end of period	$ 778,432	$ 1,169,279

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 1,851	$ -

Income taxes paid	$ -	$ -

NONCASH TRANSACTIONS:

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

NOTE 2 – RESTATEMENT

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing.  The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation cost assuming the options were exercisable as they vest. The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss of $546,499 in the quarter ending June 30, 2007.  The restatement impacted certain line items within cash flow from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheet, statement of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to June 30, 2007.

The restatement also affected Note 5.

The effect of the restatement on specific items in the balance sheet including adjustments previously reported in the 2006 10K/A restatement is as follows:

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additional paid-in capital	$ 33,863,818	$ 1,533,707	$ 35,397,525

Retained deficit	(32,528,028)	(1,533,707)	(34,061,735)

Total Stockholders' Equity	846,482	-	846,482

The effect of the restatement on specific items in the statement of operations is as follows:

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 2,458,374	$ (1,131,549)	$ 1,326,825
General and administrative	2,892,278	(1,641,121)	1,251,157

LOSS FROM OPERATIONS	(5,384,099)	2,772,670	(2,611,429)

NET LOSS	(5,374,440)	2,772,670	(2,601,770)

The effect of the restatement on specific items in the statement of cash flows is as follows:

	June 30, 2007
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (5,374,440)	$ 2,772,670	$(2,601,770)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	3,319,169	(2,772,670)	546,499

Net cash used in operating activities	(1,784,557)	-	(1,784,557)

NOTE 3 – RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform with the June 30, 2007 financial statement presentation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per  employment agreements, to deliver  cash bonuses  after year end based  on the increase in average share price of the Company’s common  stock  from the  last 20 trading  days  of 2007 to the last 20 trading days of 2006.  This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first six months of 2007 based on the Company’s common stock price as of June 30, 2007.

On June 11, 2007, CytoGenix, Inc. (the “Company”) entered into an amendment (the “Amendment”) to the March 24, 2006 supply agreement (the “Supply Agreement”) it previously entered into with GE Healthcare Bio-Sciences Corp (“GEHC”). The Amendment does not obligate the Company to purchase  from GEHC in 2007 genomic DNA kits for  use in the  amplification  and  preparation  of cell free plasmid DNA (the “DNA Kits”). The Company’s obligation to purchase a minimum number of DNA Kits commences on March 25, 2008 at an aggregate cost of $250,000 for the following 12 months. The initial term of the Amendment ends on March 24, 2008 and the parties may elect to extend the term for three additional years. In the event the term is so extended, the Amendment provides the Company will be obligated to purchase a minimum number of DNA Kits that would cost $500,000 the second year, $1,000,000 the third year and $2,000,000 the fourth year, subject to GEHC’s right to increase the prices each year up to a percentage equal to the percentage increase of the producer price index for drugs and pharmaceuticals issued by the U.S. Department of Labor. In addition, the Amendment obligates the Company to pay GEHC various royalty percentages of revenue derived from the Company’s sale of DNA to existing customers, customers referred to the Company by GEHC and any other customer.

Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”) – initiated litigation in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and AVGI filed a motion for a rehearing; CytoGenix filed a timely response to that motion and the parties await decision by the Court. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing. Waldroff and AVGI filed a petition for review before the Supreme Court of Texas.  The high court subsequently dismissed that petition and  the parties  await issuance  of a final  mandate  by the 1st Court of  Appeals. Pending resolution of the Court’s decision and possible ongoing appeals, CytoGenix established a long-term CD in the amount of $115,500 to comply with the trial court judgment. This CD earns interest at a rate of 3.4% annually. Upon issuance of a final mandate by the 1st Court of Appeals, this CD will be released to CytoGenix.

In November 2006, both the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs. Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded to that request.  The Company’s Board of Directors designated a special committee of independent directors that hired independent outside counsel to conduct an independent investigation.  A preliminary report was filed with the SEC on June 12, 2007.  As of August 9, 2007 this investigation remains pending.  Management intends to vigorously defend the actions brought by the former COO and CFO.

NOTE 5 – STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

On June 30, 2007 the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan.  The Company  accounts for these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company adopted the SFAS 123 R effective January 1, 2006 using the modified prospective method.

Based on the employee stock option plans, compensation expense  recorded for options fully vested  as of June 30, 2007 was recorded as follows:

Research and development

       $386,430

General and administrative

         160,069

Stock-based compensation

       $546,499

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility

92% to 250%

Risk-Fee Interest Rate

              4.50%

Dividend Yield

  0.00%

Expected Term (years)

10.00

A summary for our stock-based compensation activity for the six months ended June 30, 2007 is presented below:

			Average	Aggregated
		Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2006	22,179,000	$ 0.52	7.50	$ 11,093,850
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	(1,255,000)	0.73	7.65	(880,084)

Outstanding at June 30, 2007	20,924,000	$ 0.49	7.00	$ 10,213,766

Exercisable at June 30, 2007	20,457,667	$ 0.49	6.90	$ 9,808,891

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

The unvested options fair value will be recognized over their respective vesting periods which ends June 30, 2008.

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

Results of Operations

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

For the  three  months  ended  June 30, 2007, we  reported  a net  loss  of $1,013,232, or  less than one cent per share, and $39,459 of revenue as compared with a net loss of $1,669,680, or less  than one cent per share, and $37,180 of revenue for the three months ended June 30, 2006.

Research and Development Expenses.  Research and development expenses decreased to $460,545 for the second quarter of 2007 as compared to $1,074,090 during the same period in 2006 due to a decrease of approximately $444,117 in non-cash compensation expenses resulting from awards previously granted under our 2003 and 2005 stock option plans. Additional decreases of approximately $103,000 in salary, bonus, and related payroll expenses was not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006, approximately $55,000 in research consultants and recruiter expenses and approximately $25,000 in research conference expenses.

General and Administrative Expenses.  General and administrative expenses decreased to $552,441 in the second quarter of 2007 compared to $610,023 for the same period in 2006 primarily due to a decrease of approximately $224,647 in non-cash compensation expenses resulting from awards previously granted under our 2003 and 2005 stock option plans and an increase in legal fees and investigation fees amounting to approximately $173,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by  former executive officers. Additional increases occurred in director & officer liability insurance premiums of $12,000 and Board of Director and annual shareholder meeting expenses of $34,000.

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

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

For  the  six  months  ended  June 30, 2007, we  reported  a  net  loss  of  $2,601,770, or  less than one cent per share, and  $39,459 of  revenue as  compared with  a net loss of $4,882,202, or less  than four cents per share, and $37,180 of revenue for the six months ended June 30, 2006.

Research and Development Expenses.  Research and development expenses decreased to $1,326,825, for the first six months of 2007 as compared to $3,014,536 during the same period in 2006 due to a decrease of approximately $1,487,029 in non-cash compensation expenses resulting from awards previously granted under our 2003 and 2005 stock option plans. Cash compensation expenses decreased approximately $200,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006.

General and Administrative Expenses.  General and administrative expenses decreased to $1,251,157 for the first six months of 2007 compared to $1,867,472 for the same period in 2006 primarily due to a decrease of approximately $810,948 in non-cash compensation expenses resulting from awards previously granted under our 2003 and 2005 stock option plans.  This was offset by an increase in legal fees and investigation expenses amounting to approximately $282,000 relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by former executive officers. Additional increases occurred in director and officer liability insurance premiums of $12,000, Board of Director and annual shareholder meeting expense of $50,000, and accounting fees of $54,000. The increases were offset by the decrease of approximately $139,000 in salary, bonus, and related payroll expenses not paid in 2007 to a former executive officer due to his resignation in the last quarter of 2006 and a decrease in investor relations consultant expenses of $21,000.

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

Liquidity and Capital Resources

The Company has budgeted approximately $5,700,000 for operations in fiscal year 2007, of which approximately $2,100,000 has been allocated for general and administrative costs and $3,600,000 for research and development.  We will rely on equity financing to satisfy our working capital requirements, and have as of June 30, 2007 $778,432 of cash on hand for fiscal year 2007. Of the $3,600,000 budgeted for research and development expenses, the Company anticipates $2,000,000 will be utilized for pre-clinical development and $1,600,000 used for synDNA™ development.

The Company’s ability to continue operations through December 31, 2007 will depend on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2007.  Based onhistorical yearly financial requirements, operating capital of approximately $5.7 million will be needed for each of the last six months of 2007 and the calendar year of 2008.

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

We have been able to expand our product line to include DNA vaccines.  Tests comparing the efficacy of various DNA vaccines made with synDNA™ to conventional, bacteria-grown plasmids have demonstrated synDNA™ products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu. Challenged experiments have show the Company’s DNA vaccine for avian flu protected the majority of the vaccinated animals against lethal doses of the flu virus. The Company has entered a Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID)  to develop DNA vaccines against ebola and equine encephalitis.  The Company is pursuing other CRADA’s/contracts with the federal government especially in the bio-terror and pandemic threat areas.

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

Intellectual Property Matters:

In the quarter ending June 30, 2007, CytoGenix continues to expand its enforceable patent rights covering  the Company’s basic in vivo ssDNA  expression  technology in  the foreign markets by registration of patent rights in a total of nine European countries. During the second quarter, additional grants protecting this technology were awarded in India and Korea; a similar grant had been previously granted in China during the last quarter of 2006.

Also, during the second quarter of 2007, the Company’s initial international patent application covering its synDNATM technology was expanded into eleven individual country and regional applications, including the US.  Normal prosecution is in progress.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

EMPLOYMENT ACTIONS

In November 2006, both the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs. Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a Sarbanes Oxley Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The Securities and Exchange Commission (SEC) requested information from the Company addressing the allegations and the Company has responded to that request.  The Company’s Board of Directors designated a special committee of independent directors that hired independent outside counsel to conduct an independent investigation.  A preliminary report was filed with the SEC on June 12, 2007.  As of August 9, 2007 this investigation remains pending. Management intends to vigorously defend the actions brought by the former COO and CFO.

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