Form 10-Q/A
period 2007-09-30
CYTOGENIX INC
filed 2008-04-07
CIK 1005302

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of September 30, 2007 was 140,973,972.

This Amendment No. 1 to the quarterly report on Form 10-Q/A (Form 10-Q/A) is being filed to amend the CytoGenix, Inc. (the “Company”) quarterly report on Form 10-Q for the quarter ended September 30, 2007, which was originally filed on November 14, 2007 (Original Form 10-Q).

We are filing this Form 10-Q/A to amend and restate Part I Financial Information, Item 1 Financial Statements; Part  I Financial Information, Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company did not recognize any compensation cost under SFAS 123(R).  As a result of a recent letter from the staff of the SEC, we are restating our financial statements (“The Restatement”) and associated disclosures to include compensation cost upon vesting of options and to cease using the designation “Development Stage Company.”  We understated non-cash expenses and net loss by $916,040 in the quarter ending September 30, 2007.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to December 31, 2005.

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

This amendment does not reflect events occurring after the filing of the Original Form 10-Q, and does not modify or update the disclosures therein in any way other than as required to reflect the adjustments described above.  Such events include, among others, the events described in our quarterly reports on Form 10-Q and annual report on Form 10-K for the quarters and year ended after September 30, 2007, and the events described in our current reports on Form 8-K filed after the filing or the Original Form 10-Q.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.

BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
	(Restated)	(Restated)
ASSETS

Current Assets:
Cash	$ 228,830	$ 2,854,197
Accounts receivable, net	2,555	2,577
Inventory	316,933	421,957
Prepaid expenses	33,016	14,297

Total Current Assets	581,334	3,293,028

Property and equipment, net	253,619	261,793
Deposits	727,560	481,971
Long-term investments - restricted	52,827	172,892

Total Assets	$ 1,615,340	$ 4,209,684

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Long-term debt, current portion	$ 27,023	$ 25,153
Accounts payable	316,638	309,874
Accrued expenses	1,354,561	927,889

Total Current Liabilities	1,698,222	1,262,916

Long-term debt, less current portion	24,511	45,015

Total Liabilities	1,722,733	1,307,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
140,973,972 and 140,663,961 share issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	140,974	140,664
Additonal paid-in capital	35,549,277	34,851,026
Treasury stock	(629,972)	(629,972)
Accumulated deficit	(35,167,672)	(31,459,965)

Total Stockholders' Equity	(107,393)	2,901,753

Total Liabilities and Stockholders' Equity	$ 1,615,340	$ 4,209,684

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS
THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
	(Restated)	(Restated)	(Restated)	(Restated)

REVENUES	$ 2,555	$ 8,115	$ 42,014	$ 45,295

COSTS OF REVENUES	754	19,442	13,002	31,098

GROSS MARGIN	1,801	(11,327)	29,012	14,197

COSTS AND EXPENSES:
Research and development	372,886	1,036,226	1,699,711	4,050,762
General and administrative	911,747	627,394	2,162,904	2,494,866
Consulting expense	126,029	282,557	154,803	292,667
Depreciation and amortization	16,730	15,017	48,614	32,572

LOSS FROM OPERATIONS	(1,425,591)	(1,972,521)	(4,037,020)	(6,856,670)

OTHER INCOME:
Interest income	2,831	1,477	15,963	3,424
Interest expense	(1,810)	(1,572)	(5,283)	(1,572)
Loss on disposal of property of equipment	1,150	-	1,150	-

NET LOSS	$ (1,423,420)	$ (1,972,616)	$ (4,025,190)	$ (6,854,818)

Net loss per share:
Basic and diluted net loss per share	$ (0.01)	$ (0.02)	$ (0.03)	$ (0.05)

Weighted average shares outstanding:
Basic and diluted	140,735,630	128,257,802	140,687,851	126,082,958

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENT OF CASH FLOWS
NINE MONTHS ENDING SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

	2007	2006
	(Restated)	(Restated)

OPERATING ACTIVITIES:
Net Loss	$ (4,025,190)	$ (6,854,818)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	48,614	32,572
Share-based compensation expense	916,040	3,682,862
Loss on disposal of property & equipment	(1,150)	-
Accrued interest income on long-term investment- restricted	4,565	(3,424)
Stock issued for services	100,004	275,200
Changes in assets and liabilities:
Accounts receivable	22	(7,615)
Inventory	105,025	(450,757)
Prepaid expenses	(18,719)	(2,615)
Accounts payable	6,764	168,882
Accrued expenses	426,671	125,193

Net cash used in operation activities	(2,437,354)	(3,034,520)

INVESTING ACTIVITIES:
Purchase of property and equipment	(39,290)	(231,339)
Payment for deposit on building contract	(245,589)	-
Investment in long-term CD	115,500	(50,000)

Net cash used in investing activities	(169,379)	(281,339)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	80,000
Payment on notes payable	(18,634)	(3,866)
Proceeds from stock pending issurance	-	155,000
Sale of common stock, net fundraising	-	2,166,570

Net cash provided by (used in) financing activities	(18,634)	2,397,704

NET CHANGE IN CASH	(2,625,367)	(918,155)
CASH, beginning of period	2,854,197	1,307,965

CASH, end of period	$ 228,830	$ 389,810

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 5,283	$ 1,272

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

NOTE 2 – RESTATEMENT

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing.  The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation cost assuming the options were exercisable as they vest. The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss of $916,040 in the quarter ending September 30, 2007.  The restatement impacted certain line items within cash flow from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheet, statement of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to September 30, 2007.

The restatement also affected Note 5.

The effect of the restatement on specific items in the balance sheet including adjustments previously reported in the 2006 10K/A restatement is as follows:

September 30, 2007
As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' DEFICIT:
Additonal paid-in capital	$ 34,280,998	$ 1,268,279	$ 35,549,277

Retained deficit	(33,899,393)	(1,268,279)	(35,167,672)

Total Stockholders' Deficit	(107,393)	-	(107,393)

The effect of the restatement on specific items in the statement of operations is as follows:

	September 30, 2007
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 2,798,032	$(1,098,321)	$ 1,699,711
General and administrative	3,785,198	(1,622,294)	2,162,904

LOSS FROM OPERATIONS	(6,757,635)	2,720,615	(4,037,020)

NET LOSS	(6,745,805)	2,720,615	(4,025,190)

The effect of the restatement on specific items in the statement of cash flows is as follows:

	September 30, 2007
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (6,745,805)	$ 2,720,615	$(4,025,190)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	3,636,655	(2,720,615)	916,040

Net cash used in operating activities	(2,437,354)	-	(2,437,354)

NOTE 3 – RECLASSIFICATION

Certain amounts in the 2006 financial statements have been reclassified to conform with the September 30, 2007 financial statement presentation.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per an employment agreement, to deliver cash bonuses after year end based on the increase in average share price of the Company’s common stock from the last 20 trading days of 2007 to the last 20 trading days of 2006.  This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first nine months of 2007 based on the Company’s common stock price as of September 30, 2007.

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

William Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”) – litigation was initiated in March 2004 regarding the validity of license agreements for use of our ssDNA expression technology in shrimp and horse therapeutic applications.  A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment.  Waldroff and AVGI filed a motion for a rehearing which was denied by the Appellate Court, and subsequently filed a Petition for Review with the Texas Supreme Court which was also dismissed.  A final mandate was issued by the 1st Court of Appeals on August 31, 2007, the security deposit made by the Company to comply with the trial court's judgment was released, and the funds were returned to the Company.

In November 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officer’s resignations.  The Company has also filed counterclaims against the former officers.  Following his resignation, the former CFO filed a Sarbanes Oxley (SOX) Whistleblower Complaint with the Department of Labor in January of 2007 submitting complaints against the Company and the Chief Executive Officer, Malcolm Skolnick. The SOX complaint was forwarded to the SEC which made a separate inquiry.  The Company submitted answers to the original inquiry and appointed a special investigative committee made up of outside directors.  The committee retained an independent, outside attorney to conduct an investigation to determine the merits of the allegations made in the SOX complaint. The investigation was concluded and a final report was filed with the SEC by the independent investigator on behalf of the special committee on September 5, 2007. The report included a finding that the allegations made in the SOX complaint are not supported by the evidence, are devoid of merit, and must be rejected. The Company has not received any further communication from the SEC with regard to the SOX complaint since its initial request for information in January 2007.  The Company is preparing to arbitrate the employment claims.   Management intends

to vigorously defend the actions brought by the former COO and CFO.

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

Effective as of September 1, 2007, Mr. Taylor and CytoGenix executed an employment letter (the “Employment Letter”).  Under the terms of the Employment Letter, Mr. Taylor’s employment will be at-will and the employment may be terminated at any time, with or without cause, by either Mr. Taylor or CytoGenix.  Mr. Taylor will receive (i) an initial annual base salary of $180,000; (ii) a restricted stock grant to purchase 500,000 shares of CytoGenix’s common stock at a purchase price of $0.001 per share; (iii) an option to purchase 3,400,000 shares of CytoGenix common stock at a price per share equal to the fair market value of CytoGenix’s common stock at the date of grant, vesting over three years with 33.3% of such option shares vesting on the date of grant and thereafter 33.3% of such option shares vesting at the first and second anniversaries of the date of grant.  Mr. Taylor will be entitled to a cash bonus of $50,000 if an agreement is executed by CytoGenix in the first year of his employment that provides for $10,000,000 or more to be paid for CytoGenix equity securities or a cash bonus of $75,000 if an agreement is executed by CytoGenix in the first year of his employment that provides for $20,000,000 or more to be paid for CytoGenix equity securities.  Either bonus will be paid 1/2 by CytoGenix at consummation of the transaction with the remaining ½ to be paid on the first anniversary date of the consummation.  Mr. Taylor will also receive certain other employee benefits available generally to all employees or specifically to executives of CytoGenix, including participation in CytoGenix’s management incentive bonuses awarded by the board of directors.  Under the terms of the Employment Letter, if Mr. Taylor is terminated by CytoGenix without cause, he will be entitled to (i) continued payment of his then base salary and provision of benefits for a period of one year.  As a condition to employment, Mr. Taylor signed an Employee Confidentiality, Intellectual Property Assignment and Non-Compete Agreement, which prohibits Mr. Taylor from disclosing CytoGenix confidential information and trade secrets, assigns all intellectual property developed by him in the course of employment to CytoGenix and prohibits him from soliciting CytoGenix’s employees during the term of the agreement and for a period of one year following termination of the employment.  As of September 30, 2007, 1,333,334 of option shares have vested and were recorded as compensation expense of $317,486 and the 500,000 shares have been recorded as an accrued liability in the amount of $150,000.  Mr. Taylor’s cash compensation has been recorded in the regular course of business as general and administrative personnel expense along with the other executives of the Company.

On September 4, and September 5, 2007, CytoGenix, Inc. (the “Company”) entered into consulting agreements with Harris Forbes, Inc., TMS Investments, Inc. and Chasseur Corporation (each a “Consultant” and, collectively, the “Consultants”) pursuant to which each Consultant will be issued in private placement transactions 1,000,000 shares of common stock of the Company, par value, $0.001 per share (the “Common Stock”), in 12 equal monthly installments beginning on the effective date of the agreement.  The Consultants will provide consulting services to the Company regarding the Company’s plans for growth and expansion and regarding the Company’s business image.  The issuance of the Common Stock is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”), pursuant to Section 4(2) of the Act and Regulation D, Rule 506 promulgated thereunder because the transaction did not involve a public offering and the Common Stock was offered and will be issued only to accredited investors.  The agreements also provide for the Company to reimburse the Consultants reasonable and accountable out-of-pocket expenses, and each party to an agreement may terminate it upon providing 30 days prior written notice to the other party.  As of September 30, 2007 a total of 250,011 shares have been paid to Harris Forbes, Inc. et. al for a value of $85,004.

As previously announced, the Board of Directors of the Company determined on January 29, 2007 to form a special committee to conduct an investigation with respect to the issues alleged by Lawrence Wunderlich, the Company’s former chief financial officer and a former director, and take appropriate remedial action based on the outcome of the investigation.  The members of the special committee, Raymond L. Ocampo, Jr. and John J. Rossi, Ph.D., received a report from the special committee’s counsel on September 6, 2007 (the “Report”), and that report has been provided to the full board of directors and the Securities and Exchange Commission (“SEC”).  The Report states the special committee “has determined that Mr. Wunderlich’s claims must be rejected.”  Although the independent investigation has been completed, its conclusions have been approved by the special committee and the Report has been provided to the SEC, there can be no assurance that the SEC will not undertake its own investigation or reach conclusions differing from those reached in the Report.

On July 9, 2007, the Company entered into two contracts with Roban Construction, Inc. to manage and act as the Company’s representative with regard to the GSL construction project for its new office/lab/production facility.  The first contract is for the management of the basic structure construction and is valued at $95,000 to be paid in eight equal monthly installments of $11,875 beginning upon execution of the contract.  The second contract is for management of the GMP facility and is valued at $128,590 to be paid in eleven equal monthly installments of $11,690.  The first payment to be made upon execution of the contract, the second and third payments to be made during the design and engineering stage with the remaining payments to be made monthly during the construction phase.  As of September 30, 2007 a total of $ 47,500 has been paid to Roban Construction, Inc. for services provided under the contracts.

NOTE 5 – STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

On September 30, 2007 the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan.  The Company  accounts for these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company adopted the SFAS 123 R effective January 1, 2006 using the modified prospective method.

Based on the employee stock option plans, compensation expense recorded for options fully vested as of September 30, 2007 was recorded as follows:

Research and development

       $419,658

General and administrative

         496,383

Stock-based compensation

       $916,041

We used the Black-Scholes option-pricing model ("Black-Scholes model") to value our stock options with the following assumptions:

          Volatility

86% to 250%

         Risk-Fee Interest Rate

4.50%

         Dividend Yield

0.00%

         Expected Term (years)

10.00

A summary for our stock-based compensation activity for the nine months ended September 30, 2007 is presented below:

			Average	Aggregated
		Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2006	22,179,000	$ 0.52	7.50	$ 11,093,850
Granted	3,400,000	0.30	10.00	$ 879,240
Exercised	-	-	-	-
Forfeited/expired	(1,255,000)	0.73	7.65	(880,084)

Outstanding at September 30, 2007	24,324,000	$ 0.46	7.15	$ 11,093,006

Exercisable at September 30, 2007	21,591,000	$ 0.48	6.85	$ 10,101,971

¹ Weighted-average exercise price

² Weighted-average contractual life remaining

The associated fair value of options vested prior to December 31, 2005 was $11,891,000.  This amount was not expensed at the time of vesting in accordance with the then applicable provision of APB 25.  All options are issued with an exercise price equal to the market value resulting in no intrinsic value.

The unvested options fair value will be recognized over their respective vesting periods which ends September 30, 2008.

NOTE 6 - SUBSEQUENT EVENT

On March 20, 2008, the Company received notice of termination of its construction contract with GSL Construction Contractors, Ltd. (GSL) and forfeited approximately $1,200,000 in deposits the Company had made as part of this agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS.

IN ACCORDANCE WITH THE “SAFE HARBOR” PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995, THE COMPANY NOTES THAT CERTAIN STATEMENTS IN THIS FORM 10-Q WHICH ARE FORWARD-LOOKING AND WHICH PROVIDE OTHER THAN HISTORICAL INFORMATION, INVOLVE RISKS AND UNCERTAINTIES THAT MAY IMPACT THE COMPANY’S RESULTS OF OPERATIONS. THESE FORWARD-LOOKING STATEMENTS INCLUDE, AMONG OTHERS, STATEMENTS CONCERNING THE COMPANY’S GENERAL BUSINESS STRATEGIES, PATENT PORTFOLIO AND APPLICATIONS, FINANCING DECISIONS, AND EXPECTATIONS FOR FUNDING CAPITAL EXPENDITURES AND OPERATIONS IN THE FUTURE. WHEN USED HEREIN, THE WORDS “BELIEVE,” “PLAN,” “CONTINUE,” “HOPE,” “ESTIMATE,” “PROJECT,” “INTEND,” “EXPECT,” AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY SUCH FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE BASED ON REASONABLE ASSUMPTIONS, NO STATEMENTS CONTAINED IN THIS FORM 10-Q SHOULD BE RELIED UPON AS PREDICTIONS OF FUTURE EVENTS. SUCH STATEMENTS ARE NECESSARILY DEPENDENT ON ASSUMPTIONS, DATA OR METHODS THAT MAY BE INCORRECT OR IMPRECISE AND MAY BE INCAPABLE OF BEING REALIZED. THE RISKS AND UNCERTAINTIES INHERENT IN THESE FORWARD-LOOKING STATEMENTS COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED IN OR IMPLIED BY THESE STATEMENTS.

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

THE ABILITY OF THE COMPANY TO GENERATE REVENUES TO COVER OPERATING LOSSES AND POSITION THE COMPANY TO ACHIEVE POSITIVE CASH FLOW.

Results of Operations

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

For the three months ended September 30, 2007, we reported a net loss of $1,423,420 or less than one cent per share, and $2,555 of revenue as compared with a net loss of $1,972,616 or less  than two cents per share, and $8,115 of revenue for the three months ended September 30, 2006.

Revenues.  Revenue decreased to $2,555 for the third quarter of 2007 as compared to revenue of $8,115 during the same period in 2006. The decrease is a result of reduced sales of our synthetic DNA.

Research and Development Expenses.  Research and development expenses decreased to $372,886 for the third quarter of 2007 as compared to $1,036,226 during the same period in 2006.  Approximately $448,000 of the decrease is due to a decrease in non-cash stock based compensation associated with our 2003 and 2005 employee stock option plans.  Approximately $93,588 is due to a decrease in expenses associated with sponsored research agreements.  Approximately $32,600 is due to a decrease in lab supplies expense with the remaining difference of approximately $89,000 is due primarily to a decrease in R&D payroll expenses.

General and Administrative Expenses.  General  and  administrative expenses  increased  to $911,747  for the third  quarter  of 2007  compared  to $627,394 for the same period in 2006.  Legal fees increased by approximately $139,286 while employee compensation costs increased by approximately $145,282 including approximately $93,000 in non-cash stock based compensation associated with our 2003 and 2005 employee stock option plans.

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

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

For the  nine  months ended  September 30, 2007, we reported  a net  loss  of  $4,025,190, or approximately $.03 per share, and $42,014 of revenue, as compared with a net loss of $6,854,818, or approximately $.05 per share, and $45,295 of revenue for the nine months ended September 30, 2006.

Revenues.  Revenue decreased to $42,014 for the nine months ended September 30, 2007 as compared to revenue of $45,295 during the same period in 2006. The decrease is a result of reduced sales of synthetic DNA.

Research and Development Expenses.  Research and development expenses decreased to $1,699,711 for the first nine months of 2007 as compared to $4,050,762 during the same period in 2006 due to a decrease of approximately $1,935,053 in non-cash stock based compensation expenses resulting from awards previously granted under our 2003 and 2005 stock option plans. Additionally, R&D supplies and research expenses decreased by approximately $120,000 and R&D cash compensation to employees decreased by approximately $290,000.

General and Administrative Expenses.  General and administrative expenses decreased to $2,162,904 for the first nine months of 2007 compared to $2,494,866 for the same period in 2006 due to a decrease of approximately $832,000 in non-cash, stock based compensation expenses resulting from awards previously granted and currently granted under our 2003 and 2005 stock option plans.  This decrease was accompanied by a decrease in other cash based employee compensation expenses of approximately $57,000.  These decreases were offset by increased accounting fees of approximately $38,000, increased legal fees of approximately $477,000 and increased board of directors and shareholder fees of approximately $40,000.

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

As of November 1, 2007, the Company does not possess sufficient cash to meet its payroll obligations to its employees through the end of the year.

The Company is in the process of completing a private placement offering of restricted common stock which is scheduled to close on November 15, 2007.  The Company believes this private placement offering as well as other funding efforts in progress should be sufficient to meet its financial obligations through the end of this year as well as for 2008.

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

The Company expects its sources of revenue for the next several years to consist primarily of income generated by the sale of synDNA™ to companies involved in the development of DNA-based therapeutics and vaccines, and payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company’s future products will require hiring of additional personnel, significant additional research and development, preclinical testing and clinical trials, as well as regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in operating losses for the foreseeable future. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

CytoGenix has developed a broad platform of down regulating and gene silencing technologies. Down regulation of genes or gene silencing comprises a set of techniques which can prevent a gene from expressing the protein for which it is encoded or interact with a target protein to change or inhibit its function.  These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications.  Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression.  In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA’s and prevents the production of the encoded protein. When this antisense  sequence binds to  the targeted mRNA it prevents mRNA from  being “read” by a  ribosome and  translated  into a  protein.  This antisense approach  can  be  modified  so  that  internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation.  Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function.  The Company has coordinated and performed experiments utilizing all these applications. The results appear in scientific publications of peer reviewed journals and have been incorporated into numerous patent applications in the United States and other countries, some of which have been allowed and issued.

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

At the time the Company’s experiments began, plasmids could be obtained for approximately $25,000 per gram.  When the Company introduced its first product, Simplivir™, an anti-herpes compound, to the FDA, the price for clinical grade plasmids had risen to approximately $250,000 per gram.  The Company looked for alternatives and developed a cell-free process for producing DNA for therapeutic or vaccine applications (synDNA™) without using bacterial fermentation. The bacteria-free process for making therapeutic quality DNA is proprietary to the Company.  Through its use, we have met our own product needs and have directed our excess capacity to producing DNA for other third party users in the market.  The combination of pricing, rapid manufacture, and regulatory advantages associated with bacteria-free production and removal of the need to purify out the bacterial debris make our products very competitive.  The Company is currently generating revenues from synDNA™ sales.

The capacity to make our own DNA provides additional stability and value to the Company.  We do not need to undertake the enormous capital expense involved in commercial plasmid production nor do we need to purchase clinical grade plasmids from the existing vendors.

Our product line includes DNA vaccines.  Tests comparing the efficacy of various DNA vaccines made with synDNA™ to conventional, bacteria-grown plasmids have demonstrated synDNA™ products are equivalent to or more effective than these conventional plasmids. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, and seasonal and avian flu. Challenge experiments have shown the Company’s DNA vaccine for avian flu protected the majority of the vaccinated animals against lethal doses of the flu virus. The Company has entered into Cooperative Research and Development Agreements with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against

Ebola and  equine  encephalitis  virus.  The Company is  pursuing  other CRADA’s, which  generate  no revenue, as well as contracts and grants with the federal government especially in the bio-terror and pandemic threat areas.

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

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report.

At September 30, 2007 the Company has concluded that material weaknesses over the Company’s internal control over financial reporting are still in existence.  These material weaknesses in internal control over financial reporting constitute a weakness in the Company’s disclosure controls and procedures.  Based on these weaknesses and the evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Breach of Contract Action

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 regarding the validity of license agreements for use of our ssDNA expression technology in shrimp and horse therapeutic applications, which initially resulted in entry of a judgment against CytoGenix, was successfully appealed by the Company in December of 2006 with a finding that there was no obligation for CytoGenix to honor the contracts or to pay opposing party attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing, which was denied by the Appellate Court, and subsequently filed a Petition for Review with the Texas Supreme Court which was also dismissed. The case has been finalized through all available appeal proceedings in favor of CytoGenix, and a final mandate was issued by the 1st Court of Appeals on August 31, 2007.  The security deposit made by the Company to comply with the trial court’s judgment has been released (in the amount of $115,000 plus interest of 3.4%) and the funds returned to the Company.

Employment Actions

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers’ resignations. The Company has also filed counterclaims against the former officers following his resignation, the former CFO filed a Sarbanes Oxley (SOX) Whistleblower Complaint with the Department of Labor (DOL) submitting complaints against the Company and the Chief Executive Officer, Malcolm Skolnick. The SOX complaint was forwarded to the SEC which made a separate inquiry. The Company submitted answers to the original inquiry and appointed a special investigative committee of outside directors.  The committee commissioned an independent, outside attorney to investigate the merits of the allegations in the SOX complaint, submitted a Preliminary Report with the SEC on June 12, 2007, and a Final Report on September 5, 2007 which included a finding that the allegations made in the SOX complaint are not supported by the evidence, are devoid of merit, and must be rejected.  The Company has not received further communication from the SEC with regard to the SOX complaint since its initial request for information in January 2007.  The Company is preparing to arbitrate the employment claims.  Management intends to vigorously defend the actions brought by the former COO and CFO.

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

3.6*	Bylaws of Cryogenic Solutions, Inc.
3.7	Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)
3.8	Employment Letter with Greg Taylor (incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on September 6, 2007)
3.9	Contract with Harris Forbes, Inc. (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)
3.10	Contract with TMS Investments, Inc. (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)

3.11	Contract with Chasseur Corporation (incorporated by reference to form 8-K filed with the Securities Exchange Commission on September 10, 2007)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Executive Officer

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