Form 10-K
period 2007-12-31
CYTOGENIX INC
filed 2008-04-15
CIK 1005302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K

|X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE

SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Large accelerated filer |_|

Accelerated Filer |X|

Non-accelerated filer |  |  Smaller reporting company [  ]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes |_|   No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2007 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $56,265,584.  The number of outstanding shares of the Registrant’s Common Stock as of the close of business on March 17, 2008 was 146,660,968.

DOCUMENTS INCORPORATED BY REFERENCE

Selected portions of the definitive Proxy Statement of CytoGenix, Inc., which will be filed with the Securities and Exchange Commission within 120 days after December 31, 2007, are incorporated by reference in Part III of this form 10-K.

CYTOGENIX, INC.

FORM 10-K INDEX

PART   I

                                                                                                                                                                                                                                                                                                                         Page

Item 1.

Description of Business ………………………………………....................................................................................................................     5

Item 1A.

Risk Factors ……………………………......................................................................................................…………………………….    18

Item 1B.

Unresolved Staff Comments …………….......................................................................................................……………………………    25

Item 2.

Description of Property ………………………………......................................................................................................………………    25

Item 3.

Legal Proceedings …………………………......................................................................................................………………………....    25

Item 4.

Submission of Matters to a Vote of Security Holders ……….........................................................................................................……….    26

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters ……........................................................................................................…   27

Item 6.

Selected Financial Data ………………………………………….....................................................................................................……   29

Item 7.

Management’s Discussion and Analysis of Financial Conditions and

Results of Operations ……………………………………….....................................................................................................…………  29

Item 7A.

Quantitative and Qualitative Disclosures about Market Risk …….........................................................................................................…..   37

Item 8.

Financial Statements ………………………………………….....................................................................................................……….   37

Item 9.

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure ………………………………….....................................................................................................……………….   60

Item 9A.

Controls and Procedures …………………………………………....................................................................................................…...  60

Item 9B.

Other Information ………………………………………………….....................................................................................................….  60

PART III

Item 10.

Directors and Executive Officers of the Registrant ……………........................................................................................................……..  61

Item 11.

Executive Compensation ……………………………………….....................................................................................................……..  63

Item 12.

Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters …………………………….....................................................................................................………  64

Item 13.

Certain Relationships and Related Transactions …….......................................................................................................………………..  64

Item 14.

Principal Accountant Fees and Services …………….......................................................................................................……………….  64

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports on Form 8-K…........................................................................................................  64

Signatures ………………………………………………………....................................................................................................……  66

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

CytoGenix, Inc. (“CytoGenix” or “the Company”) is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technologies for identifying and silencing disease causing genes, expressing proteins for applications such as vaccines and isolating novel nucleic acid-based anti-microbial compounds. The Company’s three technologies include: i) gene silencing techniques (ssDNA) applicable to genes from pathogenic organisms or selected genes from a patient to prevent the expression of harmful proteins, thereby preventing or ameliorating disease; ii) a novel, cell free process to produce large quantities of DNA (synDNA™) for use in its own products and for sale to other biopharmaceutical or life science companies; and iii) a methodology to isolate and characterize novel DNA-based drugs (Oligogenix™) to which harmful bacteria have not developed immunity. The Company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies.  In addition to development and commercialization of therapeutic compounds, the Company seeks to provide the service of custom DNA manufacturing as well as to sell and/or license its technology to other research facilities and companies seeking to research or regulate a specific gene function and to consumers of plasmid DNA.

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

GENE EXPRESSION AND HUMAN DISEASE

Widely published scientific studies conducted over the last 20 years by leading universities, government research laboratories such as the National Institutes of Health and the National Cancer Institute, and private research laboratories, have established that most diseases are the result of malfunctioning genes in an organism’s genome, or the activities of genes expressed by pathogens such as viruses, bacteria or fungi.  This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of diseases.  Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others.  To produce a protein, a cell first makes a positive copy (messenger RNA) of the DNA code containing the information necessary to produce the protein.  This messenger RNA (mRNA) is called the “sense” molecule.  This message-carrying molecule then moves to another part of the cell where it participates in the assembly of the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves.  This genetic activity can be interrupted and controlled at three levels with the introduction of multiple copies of a specific sequence of single stranded DNA (“ssDNA”) into the cells at the level of the genomic DNA itself, interfering with the transcription of  the messenger RNA (“mRNA”) or by directly binding to a protein to disable it.

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

DEVELOPMENTS TO DATE (RESEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated with the work of Dr. Charles Conrad, which he developed while at InGene, Inc.  The original expression cassette technology is protected by issued United States Patent No. 6,054,299 entitled, “Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells.”  In

1999, CytoGenix purchased the rights to Dr. Conrad’s patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance single stranded DNA expression technology.  Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets.  As of December 31, 2007 CytoGenix holds a patent portfolio of approximately 13 granted and 2 allowances with approximately 55 additional foreign or US pending patent applications claiming methods and materials in connection with our platform technologies.  This assertive approach for protection of the Company’s technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use. The Company currently holds thirteen granted patents covering the early ssDNA expression technology in US and foreign markets, and one US and one foreign allowance for our Herpes therapeutic.

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

The Company has developed a novel screening library technique to identify oligonucleotides with specific activity against bacteria in a given culture.  This technology platform is called Oligogenix™ and has been used to produce compounds with activity against bacteria using mimetic oligonucleotides as sequences to silence targeted bacterial genes.  Targeted genes include those necessary for the bacteria’s survival, reproduction and/or for the expression of various toxins.  Animal studies using these compounds have demonstrated cytotoxic activity against bacterial species including echerichia coli, methicillin resistant and vancomycin resistant Staphylococcus aureus.

The Company has also developed a novel cell-free large scale DNA synthesis technique (synDNA™) for producing therapeutic DNA which bypasses the bacteria-based fermentation process.  The cell-free synthesis of DNA has various advantages:  CytoGenix’s DNA is virtually free of bacterial endotoxins, as well as bacterial DNA, RNA and proteins which must be removed from DNA manufactured using traditional fermentation process using live bacteria. CytoGenix’s process does not require the use of antibiotic markers and does not require genetic sequences comprising the usual backbone of plasmid DNA.  Elimination of the plasmid backbone enables production of DNA constructs that are approximately 3 kilobase pairs smaller than the equivalent plasmid DNA.  More importantly, the synDNA™ technology can produce therapeutic DNA’s more rapidly and with fewer complications than in the traditional fermentation methods.

Using its expanding technological base, the Company is seeking to develop drugs that address significant and unmet medical needs.  The Company is conducting research and/or preclinical development with product candidates in the following areas: infectious disease (anti-virals and anti-bacterials), inflammation, cancer and vaccines.

PRODUCTS UNDER DEVELOPMENT:

INFECTIOUS DISEASE PROGRAM

ANTI-VIRAL:  Our herpes therapeutic, SIMPLIVIR™, is an anti-herpes topical compound which will potentially address the needs of 70 million infected Americans.  Today’s marginally effective products have revenues in excess of $1 billion.  The most likely methods of use include prophylactic and neonatal applications.  The Company’s proprietary plasmid DNA sequences are believed to turn-off the expression of the HSV ICP4 and ICP47 genes.  Found in HSV-1, -2, Herpes Zoster, and other viruses in that family, the ICP4 gene is critical for the replication of the virus in the host cell.  The ICP47 gene produces a protein that assists the virus in interfering with a host’s immune system in recognizing the virus and eliminating it.  Pre-clinical, in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the Company’s proprietary plasmid DNA coded with an ICP4 knockdown sequence.  Mouse trials have been conducted and additional studies with cotton rats are planned.  Pre-clinical toxicology, absorption, distribution, metabolism and excretion (ADME) studies are being designed and will enable the filing of an Investigational New Drug (IND) application with the Food & Drug Administration (FDA) in the near future.

ANTI-MICROBIALS:  Using its proprietary technique (Oligogenix™), the Company has developed and tested compounds against methicillin and vancomycin resistant Staphylococcus aureaus (MRSA and VRSA).  Additional studies to determine dosages and minimum inhibitory concentrations are planned.  These anti-bacterial compounds also require ADME studies.

DNA VACCINES: Using the synDNA™ process, the Company is developing DNA vaccines for use in humans and animals.

HUMAN VACCINES:

DNA vaccines against both seasonal influenza as well as the highly pathogenic and potentially pandemic humanized avian influenza virus (H5N1) are being developed and tested in choice animal models (mice and ferrets). Together with ADME and toxicology studies, additional pre-clinical studies have been planned in order to analyze the immune response triggered as well as optimize the immunization regimen.

ANIMAL VACCINES:

Poultry: Utilizing the knowledge and experience gathered from the development of DNA vaccines against human influenza, studies on developing vaccines for use in poultry against avian flu are under development. Potential collaborators in both academic and industry settings are being approached.

Aquaculture: In other extramural collaborations, the Company is developing DNA vaccines for use in fish. Focus has been given to fish species of high economic impact such grouper, salmon and Cobia. The Company has identified target viral diseases and it is determining the optimal course of action to generate and test various DNA constructs.

Cattle: Finally, in collaboration with the United States Department of Agriculture, the Company is engaged in a project to develop a synDNA™ based vaccine against brucellosis, a zoonotic disease which is easily transmitted from animals to humans and is consequently of global importance. Tests using various DNA vaccines developed by the Company as well as various combinatory formulas have been completed in a laboratory animal model. Ongoing analysis of the data gathered should provide information as to the next course of action to be taken.

CANCER PROGRAM

The Company has sponsored research with scientists at Albert Einstein College of Medicine/Montefiore Medical Center for preclinical experiments using the Company’s ssDNA expression vector technology to silence a gene that has been shown to cause malignant transformation of tumor cells.

synDNA™ PROCESS

As briefly noted above, the Company has developed a novel method for producing large amounts of high quality therapeutic DNA (synDNA™) with reductions in residual contaminants compared to traditional fermentation methods.  Specifically, the Company has identified and developed a method for in vitro DNA synthesis and amplification for the production of good manufacturing practice-grade (GMP) drug substances.

Cell-free amplification of DNA sequences has many important benefits beginning with the size and composition of the therapeutic compound.  Under this system, there is no need for bacterial replication genes or selection markers such as antibiotic resistant genes found on most plasmid vectors.  In most cases, this will reduce the size and weight of the therapeutic DNA by at least 3,000 base pairs or a molecular weight of approximately

2,000 kilo Daltons (kDa).  The Dalton is a measure of molecular weight or mass.  The total absence of bacteria and growth media assures that there is no need to employ mechanical or chemical purification methods to extract cell or animal proteins, RNA, genomic DNA and backbone molecules.  This feature allows the designer more control of coding for non-specific and specific immune responses.

Robust biological activity

The Company’s experiments have shown that the biological response to this material (devoid of vector backbone) is similar to traditional plasmids.  Experiments conducted in several animal models have shown that linear DNA prepared with the CytoGenix synDNA™ process triggers a robust biological response (immune or physiological, depending on the application) in treated groups similar to plasmid DNA -treated animals.

Low risk, competitive cost, universal accessibility and fast cycle time.

The entire process is bench-scale and requires little equipment, space or human intervention in comparison to bioprocess or bacterial fermentation manufacturing facilities. This process easily lends itself to liquid-handling automation, and a skilled technician can synthesize multi-gram quantities of this material within a few weeks, while working in a compact room-size facility. Unlike PCR, this process requires only basic laboratory equipment and is therefore accessible to many facilities around the world, especially field facilities in rural settings where access to specialized equipment is limited and often prohibitive.

Improved regulatory profile

The benefits of using this cell-free DNA manufacturing technology are significant from a regulatory agency review and compliance perspective. Product cGMP manufacturing procedures detailing methods for cell collection, processing and cell culture conditions are no longer necessary and therefore reduces the level of risk, amount of documentation, amount of required space, as well as QA/QC and compliance costs.

CytoGenix is carrying out a multi-pronged strategy to continue commercializing this technology.  The following summarizes the Company’s activities and plans:

o

PROCESS OPTIMIZATION AND SCALE-UP: The Company is conducting continued experimentation to achieve yield optimization, efficiency and reduced costs.  The process has progressed from manufacture of milligram quantities to producing gram quantities consistently.  The Company has conducted animal studies comparing synDNA™ compounds with various plasmids to verify that the synDNA™ based compounds exert bioactivity equal to or greater than plasmids produced via traditional methods.  These studies have analyzed various Company produced DNA vaccines and compounds for expressing specific proteins.

o

DEVELOP REAGENT SUPPLIERS AND SOURCING:  The Company entered into an Agreement with General Electric Healthcare Bio-Science Corporation (“GEHBC”) to provide necessary enzymes and reagents for large-scale production of DNA using the synDNA™ process for therapeutic applications.  GEHBC is the Company’s largest supplier of enzymes and reagents, however other sources are available for the Company’s research purposes.

o

BUSINESS DEVELOPMENT, the Company is currently evaluating options for industry partnership for continued development of the process including contract manufacturing.

The Company is currently supporting the following Sponsored Research Agreements (SRA):

1.

Dr. Cy Stein’s laboratory at Montefiore Medical Center is using CytoGenix’s proprietary gene silencing DNA technology against a gene found in melanoma cells that produces a protein known to counteract the effect of several chemotherapeutic agents in difficult to treat cancers.  This project is completed and scientific papers summarizing study results are being prepared.

2.

Dr. Jeffrey Actor’s laboratory at University of Texas Health Science Center in Houston is conducting animal trials to determine efficacies of CytoGenix’s antimicrobial oligodeoxynucleotides (ODN) compounds.

3.

Dr. David Weiner’s laboratory at University of Pennsylvania has conducted animal trials to determine efficacies of CytoGenix’s synDNA™ vaccines against Smallpox and HIV.  This project is completed and scientific papers summarizing study results are being prepared.

4.

Dr. Slobodan Paessler at the University of Texas Medical Branch at Galveston is conducting animal trials to test CytoGenix’s synDNA™ vaccine against avian flu (H5N1).  Several challenge rounds have been conducted exposing vaccinated mice to lethal doses of the Vietnam strain of avian flu.  A significant majority of vaccinated mice survived the exposure.  All animals in the control groups died.  These experiments are continuing with the use of  ferrets as a second animal model.  The collaboration with Dr. Paessler has been extended for development of DNA vaccines with veterinary applications.

COOPERATIVE AGREEMENTS

The Company is currently working under a cooperative research and development agreement (CRADA) with the United States Department of Agriculture to develop and test a DNA vaccine against brucellosis.

The Company is currently working under a CRADA with the United States Army Medical Research Institute for Infectious Diseases to develop and test DNA vaccines for strains of ebola and equine encephalitis.

The Company has entered into a collaborative Agreement with Taiwan Cobia, Inc., a Taiwanese aquaculture company, to develop DNA vaccines against fish viruses.

In addition to the industry and government agency relationships disclosed above, the Company is actively seeking out-licensing opportunities in the application of the Company’s core technologies in the following areas:

1. infectious diseases;

2. inflammation;

3. cancer; and

4. animal health.

There can be no assurance the Company will be able to enter into licensing arrangements and thereby generate licensing revenues.

PUBLICATIONS

The Company and its cooperating university scientists have published a number of scientific papers and presented at scientific meetings.  These publications include:

1.

Kendirgi, F., Nadezda E. Yun, N.E, Linde, N.S., Zacks, M.A, Smith, J.N., Smith, J.K., McMicken, H., Chen, Y.*, & Paessler, S. Novel linear DNA vaccines induce protective immune responses against lethal infection with influenza virus type A/H5N1 (under review).

2.

Benimetskaya, L., Ayyanar, K. Kornblum, N., Castanotto, D., Rossi, J., Wu, S., Lai, J., Brown, B., Popova, N., Miller, P., McMicken, H., Chen, Y. & Stein, C. Bcl-2 protein in 518A2 melanoma cells in vivo and in vitro.  Clinical Cancer Research, 12:4940-4948, 2006.

3.

Xing-Xin Tan & Yin Chen, Discovery of Novel Antibiotics By screening of an Oligodeoxynucleotide Expression Library, (invited review article, submitted) “New Research on Antisense Elements (Genetics).” Frank Columbus, Editor-in-Chief, Nova Science Publishers, Inc.

4.

Tan, X. & Chen, Y., A novel genomic approach identifies bacterial DNA-dependent RNA polymerase as the target of an antibacterial oligodeoxynucleotide, RBL-1 Biochemistry, 44:6708-6714, 2005.

5.

Tan, X., Actor, J.K., & Chen, Y., PNA antisense oligomer as a therapeutic strategy against bacterial infection: proof of principle using mouse peritonitis model, Antimicrobial Agent and Chemotherapy, 49: 3203-3207, 2005.

6.

Tan, X., & Chen, Y., Discovery of novel antibiotics using cell-based screening (Review), Current Drug Discovery, pp. 21-23, April, 2004.

7.

Tan, X., Knesha, R., Margolin, W. and Chen, Y., DNA enzyme generated by a novel single-stranded DNA expression vector inhibits expression of the essential bacterial cell division gene ftsZ, Biochemistry, 43:1111-1117, 2004.

8.

McMicken, H., Bates, P. and Chen, Y., Antiproliferative activity of G-quartet-containing oligonucleotides generated by a novel single-stranded DNA expression system, Cancer Gene Therapy, 10(12):867-869, 2003.

9.

Chen, Y. and McMicken, H., Intracellular production of DNA enzyme by a novel single-stranded DNA expression vector, Gene Therapy, 10:1776-1780, 2003.

10.

Chen, Y., Ji, Y. and Conrad, C., Expression of single-stranded DNA in mammalian cells, Biotechniques, 34:167-171, 2003.

11.

Chen, Y., Novel Technologies for target validation, Genetic Engineering News, 23(11):7-9, 2003.

12.

Chen, Y., A novel single-stranded DNA (ssDNA) expression vector (Review), Expert Opinion on Biological Therapy, 2:735-740, 2002.

13.

Chen, Y., Meeting highlights, 10th International conference on gene therapy of cancer, Expert Opinion on Biological Therapy, 2:443-445, 2002.

14.

Chen, Y., Growth of oligo-based drugs, Genomics & Proteomics, October, 2002.

15.

Datta, H. and Glazer, P., Intracellular generation of single-stranded DNA for chromosomal triplex formation and induced recombination, Nucleic Acid Research, 29:5140-5147, 2001.  A marvel of biochemical engineering means cells can produce DNA enzyme to attach cancer, New Scientist, January, 2001.

16.

Chen, Y., Ji, Y., Roxby, R. and Conrad, C., In vivo expression of single-stranded DNA in mammalian cells with DNA enzyme sequences targeted to c-raf, Antisense & Nucleic Acid Drug Development, 10:415-422, 2000.

BUSINESS STRATEGY

The goal and the focus of the Company are to leverage its proprietary technology to maximize shareholder value.  The Company is developing anti-viral and anti-bacterial products based on its proprietary technologies including: topical compounds for herpes infections, DNA vaccines, and compounds against methicillin and vancomycin resistant bacteria.  Upon initiation of clinical trials, the Company intends to seek license and distribution agreements with domestic and foreign pharmaceutical companies.  To this end:

o

The Company will pursue partnerships with pharmaceutical or biotechnology companies to develop DNA expression-based therapeutics.

o

The Company will seek to maintain and expand its patent portfolio and proprietary technology.  The Company aggressively pursues patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and services and products related to the manufacture of synDNA™ and ssDNA.

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

o

The Company plans to expand its customer base of non-competitors for uses of synDNA™ as it advances the ability to amplify and purify diverse sequences.  The sales will come from excess capacity above the material the Company needs for its own product development.  The Company will seek strategic partners to expand the production and distribution of synDNA™ based products.

MARKETING STRATEGY

The Company plans to market initial products, when developed, and for which it will obtain regulatory approval, through marketing arrangements or other licensing arrangements with pharmaceutical companies.  Implementation of this strategy will depend on many factors, including the market potential of any products the Company develops, and its financial resources.  To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations.  The timing of the Company’s entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated there under.  Although the implementation of initial aspects of the Company’s marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an Investigational New Drug (“IND”) application and its marketing strategy therefore may not be implemented for several years.  See “Drug Approval Process and Other Governmental Regulation” below.

INTELLECTUAL PROPERTY RIGHTS

The Company has developed or acquired a comprehensive body of intellectual rights.  The proprietary nature of, and protection for, the Company’s technology, processes and know-how are important to its business.  The Company plans to prosecute and aggressively defend its patents and proprietary technology.  Our policy is to seek patent protection for technologies, inventions, and improvements that are considered important to the development of our business.  The Company also depends upon trade secrets, know-how, and continuing technological innovation to develop and maintain its competitive position.

CytoGenix currently holds 13 granted and 2 allowances with approximately 55 additional foreign or US pending patent applications claiming methods and materials in connection with these platform technologies.  The Company intends to protect its proprietary technology with additional filings as appropriate.

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

Preclinical Testing

During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety, stability, biodistribution (where the drug goes in the body) and genomic integration (where the DNA is incorporated in any of the body’s cell’s genome).

Investigational New Drug Application

During the pre-clinical testing, an Investigational New Drug Application (“IND”) is filed with the FDA to seek permission to begin human testing of the drug.  The IND becomes active if not rejected by the FDA within 30 days.  The IND must indicate the results of previous experiments, how, where and by whom the studies were conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured.  Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

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

New Drug Application

After the completion of the requisite three phases of clinical trials, if the data indicate that the drug has an acceptable benefit to risk assessment and it is found to be safe and effective, a New Drug Application (“NDA”) is filed with the FDA.  The requirements for submitting an NDA are defined by the FDA.  These applications are comprehensive, including all information obtained throughout all clinical trials as well as all data pertaining to the manufacturing and testing of the product.  In general, these filings can far exceed 100,000 pages.  With the implementation of the Prescription Drug Users Fee Act (PDUFA), review fees are provided at the time of NDA filing.  In 2007, each NDA with clinical data must be accompanied by an $896,200 review fee.  If the NDA is assessed as unacceptable in the initial 30 day review, it is returned to the submitter, with 50% of the fee.  The historical average review time for a New Molecular Entity (NME) has remained static at approximately 16 months, however, a new NME can be approved in as little as six months.

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

RESEARCH AND DEVELOPMENT

The Company expensed $2,106,746, $4,970,410, and $1,724,317 on research and development activities during the years ended December 31, 2007, 2006, and 2005, respectively.  Research and development (R&D) expenses include related salaries and other share based compensation, contractor fees, materials, and utilities.

R&D expenses also consist of independent R&D costs and costs associated with collaborative development arrangements with other companies and research institutions. Research and development costs are expensed as incurred.

EMPLOYEES

As of December 31, 2007, the Company has 8 employees, 6 of whom hold advanced degrees.  None of the Company’s employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.

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

There is substantial doubt about CytoGenix’s ability to continue as a going concern.

CytoGenix has had negligible revenues since inception and only approximately $144,000 in the last two years.  The Company has incurred losses totaling $37,726,040 from inception through December 31, 2007.  Because of these conditions, CytoGenix will require additional working capital to develop business operations which it can in no way be assured of doing.

There are no assurances that CytoGenix will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or obtain additional financing necessary to support CytoGenix’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/ or bank financing are insufficient, CytoGenix will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to CytoGenix.  If adequate working capital is not available, CytoGenix may not increase its operations.

CytoGenix’s products are in the pre-clinical stage of development and may not be determined to be safe or effective.

The Company is in the pre-clinical stages of development with its biopharmaceutical products.  The Company has devoted almost all of its time to research and development of its technology and products, protecting its proprietary rights and establishing strategic alliances.  The Company’s proposed products are in the pre-clinical stages of development and will require significant further research, development, clinical testing and regulatory clearances.  The proposed products are subject to development risks.  These risks include the possibilities that any of the products could be found to be ineffective or toxic, or could fail to receive necessary regulatory clearances.  The Company has not received any significant revenues from the sale of products, and the Company may not successfully develop marketable products that will increase sales and, given adequate margins, make it profitable.  Competitors may develop superior or equivalent, but less expensive, products.  The Company has incurred net losses since its inception, and the Company may not achieve or sustain profitability.

The Company incurred a net loss of $ 6.26 million in 2007, $8.40 million in 2006 and $3.53 million in 2005.  As of December 31, 2007, total shareholder’s deficit was $1,210,188.  Losses have resulted principally from expenses incurred in research and development of technology and products, and general and administrative expenses that the Company has incurred while building its business infrastructure.  The Company expects to continue to incur significant operating losses in the future as it continues its research and development efforts and seeks to obtain regulatory approval of its products.  The Company’s ability to achieve profitability depends on its ability to raise additional capital, complete development of its products, obtain regulatory approvals and market those products.  It is uncertain when, if ever, the Company will become profitable.

If the Company fails to attract significant additional capital, the Company may be unable to continue to successfully develop its products.

Since the Company began operations, the Company has obtained operating funds primarily by selling common stock.  Based on its current plans, the Company does not believe that current cash balances will be sufficient to meet its operating and capital needs throughout 2008.  Furthermore, the actual amount of funds that will be needed will be determined by many factors, some of which are beyond the Company’s control.  These factors include the success of its research and development efforts, the status of its pre-clinical and clinical testing, costs relating to securing regulatory approvals and the costs and timing of obtaining new patent rights, regulatory changes, competition and technological developments in the market.  The Company may need funds sooner than currently anticipated.

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

The biotechnology industry is highly competitive.  The Company competes with companies in the United States and abroad that are engaged in the development of similar pharmaceutical technologies and products.  They include: biotechnology, pharmaceutical, chemical and other companies; academic and scientific institutions; governmental agencies, and public and private research organizations.

Many of these companies and many other competitors have significantly greater financial and technical resources as well as superior production and marketing capabilities than the Company does.  The biopharmaceutical industry is characterized by extensive research and development and rapid technological progress.  Competitors may successfully develop and market superior or less expensive products which render the Company’s products less valuable or unmarketable.

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

While the Company believes that it can produce materials for clinical trials and produce products for human use at its  synDNA™ production suite, the Company may need to expand its commercial manufacturing capabilities for products in the future if the Company elects not to or cannot successfully partner with others to manufacture its products.  This expansion may occur in stages, each of which would require regulatory approval, and product demand could at times exceed supply capacity.  The Company has not obtained regulatory approvals for any production facilities for its products, nor can the Company assure investors that it will be able to do so.

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

The Company’s success will depend on existing patents and licenses, and its ability to obtain additional patents in the future.  The purpose of our patent portfolio of approximately 70 domestic and foreign patents and patent applications is to protect the Company’s technologies.

The Company cannot assure investors that its pending patent applications will result in patents being issued in the United States or foreign countries.  In addition, the patents which have been or will be issued may not afford meaningful protection for its technology and products.  Competitors may develop products similar to the Company’s which do not conflict with its patents.  Others may challenge the Company’s patents and, as a result, the patents could be narrowed or invalidated.  The patent position of biotechnology firms generally is highly uncertain, involves complex legal and factual questions, and has recently been the subject of much litigation.  No consistent policy has emerged from the United States Patent and Trademark Office (USPTO), or the courts regarding the breadth of claims allowed, or the degree of protection afforded under biotechnology patents.  In addition, there is a substantial backlog of biotechnology patent applications at the USPTO and the approval or rejection of patents may take several years.

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

To help protect its proprietary rights in unpatented trade secrets, the Company requires its employees, consultants and advisors to execute confidentiality agreements.  However, such agreements may not provide the Company with adequate protection if confidential information is used or disclosed improperly.  In addition, in some situations, these agreements may conflict with, or be subject to, the rights of third parties with whom the Company’s employees, consultants or advisors have prior employment or consulting relationships.  Furthermore, others may independently develop substantially equivalent proprietary information and techniques, or otherwise gain access to the Company’s trade secrets.

If CytoGenix’s strategic relationships are unsuccessful, its business could be harmed.

The Company’s strategic relationships with its collaborators and partners are important to its success.  The development, improvement and marketing of many of its key therapeutic products are or will be dependent, in part, on the efforts of the Company’s strategic partners.  For example, under the GE Healthcare relationship, the Company may fail to achieve product development milestones; GE Healthcare may fail to perform its obligations under the agreement, such as failing to produce an adequate supply of sufficient quality raw materials to produce synDNA™; and the agreement with GE Healthcare may be subject to termination in the event of a breach.  The Company may not be commercially successful in its effort to produce and/or sell synDNA™.  The transactions contemplated by its agreements with strategic partners, including equity purchases and cash payments, are subject to numerous risks and conditions.  The occurrence of any of these events could severely harm CytoGenix’s business.

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

The Company has 146,309,719 shares of common stock outstanding as of December 31, 2007 and substantially all are eligible for sale under Rule 144 or are otherwise freely tradable.

CytoGenix’s employees have been granted options to buy a total of 24,286,000 shares of common stock as of December 31, 2007.  The options granted have exercise prices between $.185 and $1.01 per share.  The shares of common stock granted in the options under the stock option plan have not been registered as of December 31, 2007.

The Company may issue options to purchase up to an additional 11,714,000 shares of common stock as of December 31, 2007 under its stock option plans.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS

On August 9, 2007, the Company received a letter from the SEC with comments regarding it filings on Form 10-K for the fiscal year ended December 31, 2006 and on its Form 10-Qs for the fiscal quarters ending March 31, 2007, June 30, 2007 and September 31, 2007.  The Company responded to the letter and entered into discussions with the staff regarding its filings and subsequently restated its filings for the indicated periods.  The Company believes there are no unresolved staff comments but the staff may provide further comments regarding its 10-K/A and 10-Q/As.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company’s corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042.  The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003.  The facility is in reasonable condition and is adequate for the Company’s current operations.  Rent on the facility averages to be $5,701 per month with a lease term ending September 2009.  The Company believes it’s current and contracted for facilities are suitable and adequate for its present and immediately foreseeable future operational requirements.

ITEM 3.

LEGAL PROCEEDINGS

WILLIAM B. WALDROFF AND APPLIED VETERINARY GENOMICS, INC. V. CYTOGENIX, INC.

Waldroff and Applied Veterinary Genomics, Inc. - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. AVGI, as sublicensee, was a third party in this action. A jury trial held in February 2005 resulted in entry of a judgment against CytoGenix requiring performance on the contracts and payment of attorney fees. CytoGenix subsequently appealed this decision and in December 2006 the 1st Court of Appeals reversed the trial court's judgment, finding no need for CytoGenix to perform on the contracts and no need for either party to pay the opposing party's attorney fees. Waldroff and Applied Veterinary Genomics filed a motion for a rehearing and CytoGenix filed a timely response to that motion. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing.  Waldroff filed a petition for review by the Supreme Court of Texas which was denied.  The Supreme Court directed the Court of appeals to issue a Mandate to finalize the action.  The Mandate was issued and the Company recovered its appeal bond and the matter was finalized.

DEFAMATORY ACTIONS

The Company has actively pursued legal action against various parties involved in the posting of defamatory comments about the Company and several of its officers on public investor chat-room websites. A settlement was reached with a poster who published an apology on Investor’s Hub (www.investorshub.com) in March 2007.

EMPLOYMENT ACTIONS

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  In conjunction with the former officers’ resignations, the former CFO filed a SOX Whistleblower Complaint with the Department of Labor in January of 2007.  The action is against the Company and the Chief Executive Officer, Malcolm Skolnick. The SEC has requested information from the Company addressing the allegations and the Company has responded in compliance with that request.  The Company’s Board of Directors instituted a special committee of independent directors who appointed an independent, outside counsel to conduct an independent investigation.  The investigation was completed and the investigator’s report found that the allegations made in the SOX complaint had no merit.  This matter is set for arbitration in May 2008.  Depositions have been taken of the parties and Management intends to vigorously defend its position.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share.  There were 146,660,968 shares of common stock and no shares of preferred stock outstanding as of March 31, 2008.  The Company’s common stock is traded on the NASDAQ, OTC Bulletin Board under the ticker symbol CYGX.OB.

The high and low bid prices for the Company’s common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Fiscal Year Ending December 31, 2005

High

Low

Quarter 1

$0.95

$0.43

Quarter 2

$0.79

$0.46

Quarter 3

$0.67

$0.34

Quarter 4

$1.15

$0.44

Fiscal Year Ending December 31, 2006

Quarter 1

$1.54

$0.73

Quarter 2

$1.54

$0.85

Quarter 3

$1.09

$0.67

Quarter 4

$0.88

$0.56

Fiscal Year Ending December 31, 2007

Quarter 1

$0.66

$0.37

Quarter 2

$0.56

$0.30

Quarter 3

$0.40

$0.23

Quarter 4

$0.35

$0.11

Quarter 1 to March 17, 2008

$0.16

$0.06

STOCKHOLDERS

As of March 31, 2008 there were approximately 649 shareholders of record of Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC).  All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder.  The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

PERFORMANCE GRAPH

The Company’s common stock began trading on the OTC Bulletin Board in August 2001.  The following graph depicts the Company’s total return to stockholders from August 2001 through December 31, 2007, relative to the performance of the Amex Biotech Index and NASDAQ Composite Index.  All of the cumulative total returns are computed assuming the value of the investment in Common Stock and each indexed as $100.00 on August 16, 2001 and the reinvestment of dividend at the frequency with which dividends were paid during applicable years.

500
450
400
350
300
250
200
150
100
50
-
12/31/00
12/31/01
12/31/02
12/31/03
12/31/04
12/31/05
12/31/06
12/31/07
Nasdaq
Amex
Cytogenix

	Base	INDEXED RETURNS
	Period	Years Ending
Company/Index	24-Aug-01	31-Dec-01	31-Dec-02	31-Dec-03	31-Dec-04	31-Dec-05	31-Dec-06	31-Dec-07
CYTOGENIX, INC………………….	100	77	39	308	308	435	231	46
AMEX BIOTECH INDEX…………	100	106	61	89	99	124	137	143
NASDAQ COMPOSITE INDEX……	100	102	70	105	113	115	126	138

CHANGES IN SECURITIES

All of the Company’s securities sold during 2007 have been either previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

On November 30, 2007, the Company completed a private placement of 4,441,000 shares (4,389,750 shares issued as of December 31, 2007, 101,250 issued subsequent to December 31, 2007) of restricted common stock at $0.16 per share for gross proceeds of $718,560.  The difference between the selling price and the market value on the date the shares were sold was approximately $0.09 per share ($399,690).  In 2007 the Company issued 1,256,008 shares for services; approximately 333,336 were issued each to TMS Investments, Inc., Harris Forbes, Inc., and Chasseur Corporation; approximately 156,000 were issued to directors; and approximately 100,000 shares were issued to Fusion Capital Fund II, LLC. In 2007 and in 2006, there were no shares issued for debt.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis or Plan of Operation” and Item 8. “Financial Statements.”

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

OVERVIEW

From its inception in 1995, the Company has devoted its resources primarily to fund its research and development efforts.   The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had minimal revenues from the sale of products and other sources. The Company expects to continue to incur losses for the foreseeable future as it continues to expand its research and development efforts and enter additional collaborative efforts.  As of December 31, 2007, the Company’s accumulated deficit was $37,726,040.

RESULTS OF OPERATIONS

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

For the year ended December 31, 2007, the Company reported a net loss of $6,266,075, or less than $0.04 per share, and $66,043 of revenue as compared with a net loss of $8,401,911, or less than $0.07 per share, and $76,993 of revenue for the twelve months ended December 31, 2006.

Research and Development Expenses.  Research and development expenses decreased to $2,106,746 for the twelve months ended December 31, 2007 compared to $4,970,410 for the same period in 2006 primarily due to declines in compensation in the research and development department for non-cash stock option compensation expense and decreases in the number of employees.

General and Administrative Expenses.  General and administrative expenses decreased to $2,531,807 for the twelve months ended December 31, 2007 compared to $3,069,945 for the same period in 2006.  This decline was due to a decrease in personnel costs by approximately 781,000 most of which is attributable to non-cash stock-based compensation from the Company’s 2003 and 2005 employee stock option plans.  Additional decreases included approximately $26,000 in personnel costs, approximately $30,000 in investor relations costs and approximately $26,000 in travel and entertainment costs. These decreases were offset by increases of approximately $21,000 in accounting fees; approximately $43,000 in insurance costs; and approximately $293,000 in legal fees primarily due to the cost of the Company’s ongoing arbitration with two of its former executive officers.

Consulting Expenses.  Consulting expenses increased to $415,258 for the twelve months ended December 31, 2007 compared to $345,937 for the same period in 2006.  Approximately $60,000 of this increase is attributed to the services of a construction management firm to oversee and manage the Company’s abandoned construction project.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased to $64,879 for the twelve months ended December 31, 2007 compared to $48,754 for the same period in 2006 primarily due to equipment purchased to expand the lab to accommodate synDNA™ sales production.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

For the year ended December 31, 2006, the Company reported a net loss of $8,401,911, or less than $0.07 per share, and $76,993 of revenue as compared with a net loss of $3,533,125, or less than $0.03 per share, and no revenue for the twelve months ended December 31, 2005.

Research and Development Expenses.  Research and development expenses increased approximately $3,246,093 to $4,970,410 for the twelve months ended December 31, 2006 compared to $1,724,317 for the same period in 2005 primarily due to non-cash stock option compensation expense for employees in the research and development department.  Additional increase came from increased research activity and consultant assistance in obtaining communications with several federal agencies of the US Government.  Approximately $310,660 of the additional amount results from the increased activity costs of antibacterial and DNA vaccine research and the remaining $164,171 of the increase were additional costs incurred for R&D consultants.

General and Administrative Expenses.  General and administrative expenses increased to $3,069,945 for the twelve months ended December 31, 2006 compared to $1,495,454 for the same period in 2005.  Non-cash stock compensation from stock options accounted for $1,535,115 of the increase. Additional increase of $39,376 is due primarily to the increased costs in accounting fees for Sarbanes-Oxley compliance.

Consulting Expenses.  Consulting expenses increased to $345,637 for the twelve months ended December 31, 2006 compared to $290,000 for the same period in 2005.  This increase is primarily attributed to the services of Jacobs Engineering relating to the then proposed construction of an office and manufacturing facility that we abandoned in 2008.  Other costs included commissions paid for synDNA™ sales referrals and consulting costs used to evaluate development of existing research platforms and business directives for the Company.  In 2006 the Company issued 320,000 shares of common stock valued at $0.86 per share for services for preparing and coordinating with the Company and others in the development of business plans, investor presentations, and financial models, which represents $275,200 of the $345,637.  In 2005, the Company issued 500,000 shares of common stock valued at $0.58 per share for services for preparing and coordinating with the Company and others in the development of business plans, investor presentations, and financial models, which represents the entire $290,000.

Depreciation and Amortization Expense.  Depreciation and amortization expenses increased to $48,754 for the twelve months ended December 31, 2006 compared to $25,391 for the same period in 2005 primarily due to equipment purchased to expand the lab to accommodate synDNA™ sales production.  In 2006, the Company also installed a new server to optimize security and data retention.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through equity sales totaling approximately $18,000,000, and from grants and contract research funding of $200,000 from various sources.  The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts.  For 2008, the Company expects expenditures for operations, including its collaborative efforts to be approximately $3 to $4 million.  The increase compared to 2007 expenditures is expected to result from additional production staff and expansion of preclinical product development efforts.  However, if need be in 2008, the Company could reduce its expenditures because the vast majority of its costs are variable.  Those estimated expenditures include amounts necessary to fulfill its obligations under various collaborative, research and licensing agreements during 2008.

On December 4, 2006, Lawrence Wunderlich, the Company’s former Chief Financial Officer and a former director, and Frank Vazquez, the Company’s former chief operating officer and a former director, filed a complaint with the American Arbitration Association to recover over $800,000 in severance payments that they allege the Company owes them.  In the event Messrs. Wunderlich and Vazquez are successful in their claims against the Company, it will have a material adverse impact on the liquidity of the Company.  See Part I, Item 3, Legal Proceedings for a more detailed description of this dispute.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to FDA approval for human sales is received, the Company’s business strategy is to develop its products to initial Phase I or II clinical trials and look for third parties to fund completion of development of the product and market the product through strategic partnerships, license agreements or other relationships.  The Company also looks for collaborative and other efforts utilizing its technology to increase shareholder value.  The Company currently uses this strategy to limit the potential cost the Company would incur in developing a product.  The Company’s expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial and research results.  Because of the various factors noted above and the expectation that, until the Company establishes revenue sources, the Company will license to, or jointly develop its prospective products with, strategic partners, the Company reviews, at least annually, each research program and clinical trial, based on results and progress during the prior year and estimates its needs for that program or trial for the coming year, making adjustments based on the progress of the program during the year.  The Company does not set long-term development budgets or development schedules for bringing its products to market or track its research costs on a product basis.

Cash and cash equivalents were $162,042 at December 31, 2007, compared with $2,854,197 at December 31, 2006.  The decrease of $2,692,155 was due to the result of operations for the year.  See “Results of Operations” above.

To fund operations in 2008 and beyond the Company will need to raise additional capital.  The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the equity markets, as the Company currently has no credit facility, nor does the Company currently intend to seek one.

CONTRACTUAL PAYMENT OBLIGATIONS

The Company’s off-balance sheet arrangements are limited to rents on its primary facility.  These off-balance sheet arrangements are expensed as incurred.  A summary of contractual commitments and obligations as of December 31, 2007 is as follows:

                                                                    PAYMENTS DUE BY PERIOD

CONTRACTUAL

OBLIGATION

   Total

     2008

     2009

Operating leases

$  153,584

$     76,792

$   76,792

On March 20, 2008, the Company received notice of termination of the GSL Earnest Money Contract due to an alleged default by the Company and as such does not believe it has any ongoing contractual obligation with regard to this contract.  Approximately $1,201,160 previously paid was forfeited.

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

In July 2006, the FASB issued FASB Interpretation (“FIN”) No. 48 Accounting for Uncertainly in Income Taxes – An Interpretation of FASB Statement No. 109.  FIN 48 prescribes detailed guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.  Tax positions must meet a more-likely-than-not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.  FIN 48 will be effective for fiscal years beginning after December 15, 2006, and the provisions of FIN 48 will be applied to all positions upon the adoption of the Interpretation.  The cumulative effect of applying the provisions of this Interpretation will be reported as an adjustment to the opening balance of retained earnings for that fiscal year.  Management is currently evaluating the impact of FIN 48 on the financial statements but does not believe that its adoption will have a material effect on the Company’s financial position, results of operations, or cash flows.

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

Accounts Receivable

The company’s accounts receivable primarily consist of trade receivables.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts.  As of December 31, 2007 and 2006 the allowance for doubtful accounts is zero.

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

Revenue Recognition

CytoGenix’s revenues are primarily derived from selling synDNA™.  CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

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

Under the modified prospective approach, SFAS 123(R) applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled.  Under the modified prospective approach, compensation cost recognized in the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the original  provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent  to January 1, 2006 based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R).  For all quarters after the first quarter of fiscal 2006, compensation costs recognized will include compensation costs for all share-based payments granted based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R).  As of December 31, 2007 no options have been exercised.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

During 2007 the 1st Court of Appeals issued a Mandate in favor of the Company.  Shortly after issuance, the $115,500 CD previously held as a security for the Waldroff litigation matter as previously discussed was released to the Company.

ITEM 8.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of CytoGenix, Inc.

We have audited CytoGenix, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). CytoGenix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Assessment of the Effectiveness of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following deficiencies which, together, constitute a material weakness, have been identified and included in management’s assessment:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

The Company’s physical inventory controls are not operating effectively and inventory is prone to misstatement.

•

The Company lacks procedures to properly account for non-routine or complex accounting issues and for evaluating alternative accounting treatments for significant transactions that are documented and approved by management.

•

The Company lacks procedures for the identification of other financial disclosure items such as related parties, subsequent events, and contingent transactions.

•

There was an inadequate time period between the formation of some of the controls and the testing period to determine whether the policies and procedures were adequate and effective.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated April 4, 2008 on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, CytoGenix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets as of December 31, 2007 and 2006, and the related statements of income, stockholders’ equity (deficit), and cash flows of CytoGenix, Inc. for each of the years in the three years ended December 31, 2007, and our report dated April 4, 2008 expressed an unqualified, but modified for going concern,  opinion thereon.

/s/ LBB & ASSOCIATGES LTD, LLP
LBB & ASSOCIATES LTD., LLP

Houston, Texas

April 4, 2008

Management’s Report on Internal Control Over Financial Reporting

Board of Directors and Shareholders of CytoGenix, Inc.

The Management of CytoGenix, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U. S. generally accepted accounting principles.  Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statement in accordance with U. S. generally accepted accounting principles, and that  receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations, Therefore, even those systems determined to be effective may not prevent or detect misstatements.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.  In making this assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Management’s assessment included an evaluation of such elements as the design and operational effectiveness of key financial reporting controls, process documentation, accounting policies overall control environment and information systems control environment.

A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2007:

•

The Company has inadequate segregation of duties within its cash disbursement control design.

•

The Company’s physical inventory controls are not operating effectively and inventory is prone to misstatement.

•

The Company lacks procedures to properly account for non-routine or complex accounting issues and for evaluating alternative accounting treatments for significant transactions that are documented and approved by management.

•

The Company lacks procedures for the identification of other financial disclosure items such as related parties, subsequent events, and contingent transactions.

•

There was an inadequate time period between the formation of some of the controls and the testing period to determine whether the policies and procedures were adequate and effective.

Because of the aforementioned deficiencies, which together constitute a material weakness, the Company’s management has concluded that the Company’s internal control over financial reporting as of December 31, 2007 was ineffective.

The Company is continuing the process of remediating its control deficiencies.  However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively.  The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements.  The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 has been audited by LBB & Associates Ltd., LLP (“LBB”), an independent registered public accounting firm.  LBB’s report on internal control over financial reporting is included in this Annual Report on Form 10-K.

CytoGenix, Inc.

/s/  MALCOLM SKOLNICK

     Malcolm Skolnick

     PRESIDENT & CEO (PRINCIPAL EXECUTIVE OFFICER)

/s/  GREG S. TAYLOR

      Greg S. Taylor

     CHIEF FINANCIAL OFFICER (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CytoGenix, Inc.:

We have audited the accompanying balance sheets of CytoGenix, Inc. (Company) as of December 31, 2007 and 2006, and the related statements of operations, shareholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 3 to the financial  statements,  the  Company's  absence of significant  revenues,  recurring  losses  from  operations,  and its  need  for additional  financing  in  order  to fund  its  projected  loss  in  2008  raise substantial  doubt about its ability to  continue as a going  concern.  The 2007 financial statement do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 4, 2008, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ LBB & Associates LTD, LLP

LBB & ASSOCIATES LTD., LLP

Houston, TX

April 4, 2008

CYTOGENIX, INC.

BALANCE SHEETS

	December 31, 2007	December 31, 2006
		(Restated)
ASSETS

Current Assets:
Cash	$ 162,042	$ 2,854,197
Receivables and other current assets	44,292	16,874
Inventory	252,144	421,957

Total Current Assets	458,478	3,293,028

Property and equipment, net	237,354	261,793
Deposits	6,399	481,971
Long-term investments - restricted	53,402	172,892

Total Assets	$ 755,633	$ 4,209,684

LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities:
Long-term debt, current portion	$ 27,678	$ 25,153
Accounts payable	388,463	309,874
Accrued expenses	1,532,344	927,889

Total Current Liabilities	1,948,485	1,262,916

Long-term debt, less current portion	17,336	45,015

Total Liabilities	1,965,821	1,307,931

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
146,309,719 and 140,663,961 share issued and outstanding as of
December 31, 2007 and 2006, respectively	146,310	140,664
Additonal paid-in capital	36,999,514	34,851,026
Treasury stock	(629,972)	(629,972)
Accumulated deficit	(37,726,040)	(31,459,965)

Total Stockholders' Equity (Deficit)	(1,210,188)	2,901,753

Total Liabilities and Stockholders' Equity (Deficit)	$ 755,633	$ 4,209,684

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2007	2006	2005
		(Restated)

REVENUES	$ 66,043	$ 76,993	$ -

COSTS OF REVENUES	23,539	45,547	-

GROSS MARGIN	42,504	31,446	-

COSTS AND EXPENSES:
Research and development	2,106,746	4,970,410	1,724,317
General and administrative	2,531,807	3,069,945	1,495,454
Consulting expense	415,258	345,637	290,000
Depreciation and amortization	64,879	48,754	25,391
Impairment Expenses	1,201,160	-	-

LOSS FROM OPERATIONS	(6,277,346)	(8,403,300)	(3,535,162)

OTHER INCOME(EXPENSE):
Interest income, net	18,410	1,976	2,405
Other	(7,139)	(587)	(368)

NET LOSS	$ (6,266,075)	$ (8,401,911)	$ (3,533,125)

Net loss per share:
Basic and diluted net loss per share	$ (0.04)	$ (0.07)	$ (0.03)

Weighted average shares outstanding:
Basic and diluted	141,452,405	127,366,388	114,181,072

The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common Stock		Additional			Total
			Paid -in	Treasury	Accumulated	Stockholders’
	Shares	Amounts	Capital	Stock	Deficit	Equity (Deficit)

BALANCE, December 31, 2004	109,204,339	$109,204	$19,530,637	($629,972)	($19,524,929)	($515,060)

Shares issued for cash, net fundraising	13,928,967	13,929	3,571,151	-	-	3,585,080
Shares issued for debt	647,701	648	541,478	-	-	542,126
Shares issued for services	679,963	680	327,820	-	-	328,500
Net loss	-	-	-	-	(3,533,125)	(3,533,125)

BALANCE, December 31, 2005	124,460,970	124,461	23,971,086	(629,972)	(23,058,054)	407,521

Shares issued for cash, net fundraising	15,882,991	15,883	6,298,683	-	-	6,314,566
Shares issued for services	320,000	320	274,880	-	-	275,200
Stock based compensation	-	-	4,306,377	-	-	4,306,377
Net loss	-	-	-	-	(8,401,911)	(8,401,911)

BALANCE, December 31, 2006 (Restated)	140,663,961	$ 140,664	$ 34,851,026	$ (629,972)	$ (31,459,965)	$ 2,901,753

Shares issued for cash, net fundraising	4,389,750	4,390	714,170	-	-	718,560
Shares issued for services	1,256,008	1,256	344,087	-	-	345,343
Stock based compensation	-	-	1,090,231	-	-	1,090,231
Net loss	-	-	-	-	(6,266,075)	(6,266,075)

BALANCE, December 31, 2007	146,309,719	$ 146,310	$ 36,999,514	$ (629,972)	$ (37,726,040)	$ (1,210,188)

	The accompanying notes are an integral part of these financial statements. 45

CYTOGENIX, INC.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
		(Restated)

OPERATING ACTIVITIES:
Net loss	$ (6,266,075)	$ (8,401,911)	$ (3,533,125)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	64,879	48,754	25,391
Impairment Expenses	1,201,160	-	-
Stock-based compensation expenses	1,090,231	4,306,377	-
Loss (gain) on disposal of property and equipment	(1,150)	587	368
Gain on long-term investments - restricted	3,991	(4,987)	(2,405)
Stock issued for services	345,343	275,200	328,500
Changes in assets and liabilities:
Accounts receivable	(13,423)	(2,577)	-
Inventory	169,813	(421,957)	-
Prepaid expenses	(13,994)	7,095	(21,392)
Accounts payable	78,588	51,379	20,662
Accrued expenses	304,454	83,956	584,138

Net cash used in operation activities	(3,036,183)	(4,058,084)	(2,597,863)

INVESTING ACTIVITIES:
Purchase of property and equipment	(39,290)	(254,846)	(16,987)
Deposit on building contract	(425,588)	(475,572)
Change in long-term investments - restricted	115,500	(50,000)	(115,500)

Net cash used in investing activities	(349,378)	(780,418)	(132,487)

FINANCING ACTIVITIES:
Proceeds from notes payable	-	80,000	-
Payment on notes payable	(25,154)	(9,832)	-
Proceeds from sale of common stock	718,560	6,314,566	3,585,080

Net cash provided by financing activities	693,406	6,384,734	3,585,080

NET CHANGE IN CASH	(2,692,155)	1,546,232	854,730
CASH, beginning of period	2,854,197	1,307,965	453,235

CASH, end of period	$ 162,042	$ 2,854,197	$ 1,307,965

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 5,672	$ 1,272	$ -

Income taxes paid	$ -	$ -	$ -

NONCASH TRANSACTIONS:
Common stock issued for debt	$ -	$ -	$ 542,126

	The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

December 31, 2007

NOTE 1 – SUMMARY OF ACCOUNTING POLICIES

Nature of Business

CytoGenix, Inc. (“CytoGenix”) was incorporated on February 10, 1995 in Nevada.  CytoGenix is a biotechnology company focusing on controlled cellular processes.   CytoGenix has acquired the rights for application to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

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

Accounts Receivable

The Company’s accounts receivable primarily consist of trade receivables.  Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible.  The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts.  As of December 31, 2007 and 2006 the allowance for doubtful accounts is zero.

Inventory

Inventory includes raw materials (liquid buffers and enzyme mix) that are used to produce enzymatically synthesized DNA (synDNA™).  Inventory is stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method.  Reserves are established for excess or obsolete inventories. Inventory is included in the cost of revenue when sold.

Inventory detail is as follows:

	December 31, 2007	December 31, 2006

Inventory
Raw materials	$241,790	$421,957
Finished goods	10,354	-
Total Inventory	$252,144	$421,957

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

Revenue Recognition

CytoGenix’s revenues are primarily derived from selling synDNA™.  CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

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

 For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Set forth below is a summary of the Company's net income and earnings per share as reported and pro forma as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The pro forma compensation expense may not be representative of future amounts because options vest over several years and generally expire upon termination of employment, and additional options may be granted in future years.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions: dividend yield $0, expected volatility of 116% -- 250%, risk-free interest rate of 4.5%, and expected lives of 10 years.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when quantifying Misstatements in Current Year Financial Statements (“SAB 108”). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the rollover approach and the iron curtain approach, as those terms are defined in SAB 108. The rollover approach quantifies misstatements based on the amount of the error in the current year financial statement, whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement’s year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. Correcting prior year financial statements for immaterial errors would not require previously filed reports to be amended. If a Company determines that an adjustment to prior year financial statements is required upon adoption of SAB 108 and does not elect to restate its previous financial statements, then it must recognize the cumulative effect of applying SAB 108 in fiscal 2006 beginning balances of the affected assets and liabilities with a corresponding adjustment to the fiscal 2006 opening balance in retained earnings. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006, and was adopted by the Company as of January 1, 2007.  The adoption of this interpretation did not have an impact on its financial position or results of operations.

NOTE 2 – RESTATEMENT

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company did not recognize any compensation cost under SFAS 123(R).  As a result of a recent letter from the staff of the SEC, we restated our financial statements (“The Restatement”) and associated disclosures to include compensation cost upon vesting of options.  We understated non-cash expenses and net loss by $4,306,377 in the year ending December 31, 2006.  The restatement impacted certain line items within cash flows from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods as of or reported prior to December 31, 2005.

The restatement also effected Note 10

The effect of the restatement on specific items in the balance sheet is as follows:

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
STOCKHOLDERS' EQUITY:
Additonal paid-in capital	$ 30,544,649	$ 4,306,377	$ 34,851,026

Retained earnings (deficit)	(27,153,588)	(4,306,377)	(31,459,965)

Total Stockholders' Equity	2,901,753	-	2,901,753

The effect of the restatement on specific items in the statement of operations is as follows:

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
COSTS AND EXPENSES:
Research and development	$ 2,199,148	$ 2,771,262	$ 4,970,410
General and administrative	1,534,830	1,535,115	3,069,945

LOSS FROM OPERATIONS	4,096,923	4,306,377	8,403,300

The effect of the restatement on specific items in the statement of operations is as follows:

	December 31, 2006
	As Previously
	Reported	Adjustments	As Restated
OPERATING ACTIVITIES:
Net Loss	$ (4,095,534)	$ (4,306,377)	$ (8,401,911)
Adjustments to reconcile net loss to net cash
Share-based compensation expense	-	4,306,377	4,306,377

Net cash used in operation activities	(4,058,084)	-	(4,058,084)

NOTE 3 – GOING CONCERN

CytoGenix has had negligible revenues since inception and only approximately $143,000 in the last two years.  The Company has incurred losses totaling $37,726,040 from inception through December 31, 2007.  Because of these conditions, CytoGenix will require additional working capital to develop business operations.  CytoGenix intends to raise additional working capital either through private placements, public offerings and/ or bank financing.

There are no assurances that CytoGenix will be able to achieve a level of revenue adequate to generate sufficient cash flow from operations or obtain additional financing through private placements, public offerings and/ or bank financing necessary to support CytoGenix’s working capital requirements.  To the extent that funds generated from any private placements, public offerings and/ or bank financing are insufficient, CytoGenix will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to CytoGenix.  If adequate working capital is not available CytoGenix may not increase its operations.

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

NOTE 4 – LONG TERM INVESTMENT - RESTRICTED

The Company established a CD for $50,000 with Frost National bank which matures July 18, 2008.  This CD earned interest at 4.65% and in 2007 and 2006 interest earned was $2,345 and $1,057 respectively.  The CD was required by Frost National Bank to partially secure the equipment loan discussed in Note 7.

The Company had a restricted long-term CD investment for the Waldroff litigation matter discussed in Note 13 to the financial statements.  Pending appeal of this case CytoGenix had established a long-term CD in the amount of $115,500 to comply with a court order.  This CD earned interest at a rate of 3.4% annually.  This CD was maintained until a mandate was issued by the 1st Court of Appeals.  In 2007 the mandate was issued and the CD was released to the Company.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property consisted of the following as of December 31:

   2007

    2006

Lab equipment

5-7 years

$ 338,295        $ 299,005

Office Furniture & Fixtures

3-7 years

     62,592

     62,592

Office Equipment

3-7 years

     63,034

     63,246

Leasehold Improvements

Lease Term

     16,804

      16,804

Less: accumulated depreciation

  (243,371)

  (179,854)

-----------

-----------

Net book value

$ 237,354

$  261,793

=======

=======

Depreciation expense totaled $64,879, $48,754 and $25,391 for 2007, 2006 and 2005 respectively.

NOTE 6 – DEPOSITS

The Company’s deposits at December 31, 2007 include a deposit on the current office and lab facilities in the amount of $6,399.

Additionally, the balance includes $901,160 of payments made by the Company to a contractor under an earnest money contract relating to the construction of a new office and lab facility for the Company in Houston, Texas.  The Company was notified in March 2008 of its default to the contract based on not having met the terms for additional deposits.  At this time, the entire deposit balance was deemed unrecoverable by the Company and was fully impaired for financial statement purposes at December 31, 3007.

NOTE 7 – ACCRUED EXPENSES

Accrued expenses consist mainly of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation.  Total accrued payroll taxes for previously issued stock compensation as of December 31, 2007 and 2006 was $207,154.  Accrued bonus compensation per employment agreements as of December 31, 2007 and 2006 was and $361,946.

NOTE 8 – DEBT

CytoGenix entered into an $80,000, 36 month promissory note with a bank on July 18, 2006 to finance the cost of equipment.  The note requires monthly payments of $2,569 including interest at 9.51%.  Interest paid for the year ended December 31, 2007 and 2006 was $5,672 and 1,272 respectively.

Annual maturities of debt during each of the years ended December 31, are as follows:

NOTE 9 – COMMON STOCK ISSUANCES

On November 30, 2007, the Company completed a private placement of 4,491,000 shares (4,389,750 shares issued as of December 31, 2007, 101,250 issued subsequent to December 31, 2007) of restricted common stock at $.16 per share for gross proceeds of $718,560.  The difference between the selling price and the market value on the date the shares were sold was approximately $.09 per share ($404,190). In 2007 the Company issued 1,256,008 shares with a value of $345,343 for services.

During 2006, the Company issued 15,882,991 shares through private placement with net proceeds totaling $6,314,566, and issued 320,000 shares valued at $275,200 for services.

During 2005, the company issued 13,928,967 shares through private placement with net proceeds totaling $3,585,080, and issued 647,701 shares valued at $542,126 in settlement of debt, and 679,963 shares valued at $328,500 for services.

STOCK ISSUED FOR DEBT:

In 2007 and in 2006, there were no shares issued for debt. In 2005, 647,701 shares were issued for debt totaling $542,126.

NOTE 10 – STOCK OPTIONS AND WARRANTS

In 2004, CytoGenix issued 1,242,856 warrants as part of a private placement memorandum.  The warrants are exercisable at $0.28 per share, vest immediately and expire one year from the grant date.  Of these warrants 642,857 were not exercised and expired in 2005.  There were no warrants outstanding as of December 31, 2007, 2006 or 2005.

On June 24, 2003, the Company adopted the 2003 Stock Option Plan (the “2003 Plan”) to provide for the granting of incentive stock options to executive officers and employees of the Company, as determined by a committee of the Company’s board of directors.  Non-qualified options may also be granted under the 2003 Plan to non-employee directors and consultants of the Company.

A total of 18,000,000 shares of common stock have been reserved for issuance under the 2003 Plan.  All stock options granted under the 2003 Plan vest, subject to a Condition Precedent, 33.3% at grant date and at each of the first and second anniversaries of the grant date and expire no later than ten years from the date of the plan on June 24, 2013. Awards granted under the Option Plan are to be determined from time to time by a compensation committee. If an option expires or is terminated, surrendered or cancelled without having been fully exercised, the unused shares covered by any such Option shall again be available for grant under the Option Plan.  As of December 31, 2007, 2,925,000 common stock shares are available to be awarded under this plan.  No option issued under the 2003 Plan is exercisable, even if vested, unless and until such time that the underlying shares to be issued are publicly registered with the Securities and Exchange Committee, such registration constituting the Condition Precedent.  According to the terms of the Option Plan, the Company is under no obligation to register the underlying shares, nor is there any recourse by the option holder in the event their options expire or otherwise terminate prior to the Condition Precedent being met.

On June 14, 2005 the Company adopted the 2005 Stock Option Plan (the “2005 Plan”) to provide for the granting of incentive stock options to executive officers and employees of the Company, as determined by a committee of the Company’s board of directors.  Non-qualified options may also be granted under the 2005 Plan to non-employee directors and consultants of the Company

A total of 18,000,000 shares of common stock have been reserved for issuance under the 2005 Plan.  All stock options granted under the 2003 Plan vest, subject to a Condition Precedent, 33.3% at grant date and at each of the first and second anniversaries of the grant date and expire no later than ten years from the date of the plan on June 14, 2015. Awards granted under the Option Plan are to be determined from time to time by a compensation committee. If an option expires or is terminated, surrendered or cancelled without having been fully exercised, the unused share covered by any such Option shall again be available for grant under the Option Plan.  As of December 31, 2007, 8,789,000 common stock shares are available to be awarded under this plan.  No option issued under the 2005 Plan is exercisable, even if vested, unless and until such time that the underlying shares to be issued are publicly registered with the Securities and Exchange Committee, such registration constituting a Condition Precedent.  According to the terms of the Option Plan, the Company is under no obligation to register the underlying shares, nor is there any recourse by the option holder in the event their options expire or otherwise terminate prior to the Condition Precedent being met.

Restatement of Stock Options

In connection with the establishment of the Company’s stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing.  The Company later determined that its position was incorrect and restated its financial statements and associated disclosures to include compensation costs assuming the options as exercisable as they vest.  The error resulted in the understatement of non-cash expense and a corresponding understatement of net loss of $4,306,377 for the year ended December 31, 2006.  The restatement impacted certain line items within the cash flows from operations but no effect on total cash flows from operations and did not impact cash flows from financing or investing activities.  This restatement had no impact on the balance sheets, statements of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported as of or prior to December 31, 2005.

Based on the employee stock option plans, compensation expense recorded for options fully vested as of December 31, 2007 were recorded as follows:

2006

2007

Research and development

$2,771,262

452,886

General and administrative

1,535,115

637,345

Total

           $4,306,377

     $1,090,231

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility

92% to 250%

Risk-Fee Interest Rate

4.50%

Dividend Yield

 0.00%

Expected Term (years)

10.00

A summary for our stock-based compensation activity is presented below:

		Average	Aggregated
	Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2004	14,550,000	$0.20	8.50	$2,969,167

Granted	18,450,000	0.70	10.00	12,615,230
Exercised	-	-	-	-
Forfeited/expired	-	-	-	-

Outstanding at December 31, 2005	33,000,000	0.48	8.40	15,584,397

Granted	2,004,000	1.01	10.00	1,789,644
Exercised	-	-	-	-
Forfeited/expired	(12,825,000)	0.50	8.40	(6,280,191)

Outstanding at December 31, 2006	22,179,000	0.52	7.50	11,093,850
Granted	3,400,000	0.30	10.00	879,240
Exercised	-	-	-	-
Forfeited/expired	(1,293,000)	0.66	7.00	(914,019)

Outstanding at December 31, 2007	24,286,000	0.48	6.85	11,059,071

Exercisable at December 31, 2007	21,565,667	0.48	6.50	10,079,349

Exercisable at December 31, 2006	17,401,333	0.45	7.30	7,628,763

Exercisable at December 31, 2005	20,583,333	0.35	8.00	7,157,107

¹ Weighted-average exercise price

² Weighted-average contractual life remaining

The associated fair value of options vested prior to December 31, 2005 was $11,891,000.  This amount was not expensed at the time of vesting in accordance with the then applicable provision of APB 25.  All options are issued with an exercise price equal to the market value resulting in no intrinsic value.

The unvested options fair value will be recognized over their respective vesting periods which ends August 2009.

NOTE 11 – INCOME TAXES

For the period from inception through December 31, 2007, CytoGenix has incurred net losses and, therefore, has no tax liability.  The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The valuation allowance increased approximately $1,726,000, $1,400,000, and $1,205,000 during the years ended December 31, 2007, 2006 and 2005, respectively.  The cumulative net operating loss carry-forward is approximately $25,003,000 at December 31, 2007, and will expire in the years 2013 through 2022.

Deferred income taxes consist of the following at December 31,

           2007

         2006

Long-term:

Deferred tax assets

$

8,501,000

$     6,775,000

Valuation allowance

           (8,501,000)

      (6,775,000)

--------------------

------------------

$                        -

$                   -

=============

===========

NOTE 12 – CONCENTRATIONS

The Company had gross sales of $ 66,043, $76,993, and $0 for the years ended 2007, 2006 and 2005, respectively.  The Company has two customers that represent 100% of the gross sales for the year ended December 31, 2007 and three customers that represented 100% of the gross sales for the year-ended December 31, 2006.  The Company has one supplier that provides all the materials necessary to generate the sales for the year ended December 31, 2007.  Due to the nature of the materials, it might be difficult to find a new supplier should that be necessary.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $100,000. As of December 31, 2007, the Company’s cash balance exceeded the federally insured limit by $62,042.  No loss has been incurred related to this concentration of cash.

NOTE 13 – COMMITMENTS AND CONTIGENCIES

Lease

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009.  Rent expense was $ 76,414, $69,749, and $66,455 for 2007, 2006 and 2005, respectively.  Annual future rent payments are as follows:

Over the term of the lease the rent works out to an average of $5,701 per month starting December 2003 and ending September 2009.  As of December 31, 2007 and 2006 deferred rent was $18,645 and $25,981, respectively and is included in accrued expenses.

Land & Building

On October 30, 2006, the Company entered into an earnest money contract with GSL Constructors, Ltd. (“GSL”) for a design/build project located in the Westchase District of Houston for $3,796,577 and paid GSL a deposit of $474,572.  On March 20, 2008, the Company received notice of termination of this contract due to an alleged default by the Company.  GSL purports to have terminated the earnest money contract pursuant to the terms of Section 11 thereof, and pursuant to that section GSL would be entitled to the deposit and all payments previously made by the Company as liquidated damages.  The Company has paid approximately $1,201,160 under the contract.  GSL has not released the Company from any of its obligations under the contract.

Research

CytoGenix has entered into Sponsored Research Agreements (SRA) with several universities.  The universities do research for CytoGenix related to CytoGenix’s proprietary technology.  As work progresses, the universities invoice CytoGenix for reimbursement of expenses related to the research.  The SRA’s have established budgets.  As of December 31, 2007 unbilled amounts under the SRA’s totaled approximately $116,000.

Employment

Per the employment agreement of the CEO, there is a severance pay obligation for early termination for any reason other than cause, permanent disability, or if the employee voluntarily resigns following a constructive termination, (collectively a “Termination Event”) then the Company shall pay the employee base compensation for a period of twelve (12) months following termination.  In addition, the Company shall also reimburse the Employee for the payment of the Employee’ COBRA or equivalent other replacement medical and dental insurance premiums for the period of twelve (12) months. The cash obligation under this arrangement if the CEO were to be terminated on January 1, 2008 could result in a cash outflow of approximately $515,000.

Board of Directors

There are currently four outside Directors who received $40,000 each in stock compensation for the year ending December 31, 2007

Inventory

The Company has entered an agreement with GE Healthcare Bio-Sciences Corp. whereas GEHC will provide the Company with DNA production reagents for use in the manufacture of vaccines and therapeutic compounds.  The Company plans to begin the process of negotiating with GE for the optional extensions of the contract for 2008 and beyond.  As of the date of this filing no agreement has been finalized.

Litigation

William B Waldroff and Applied Veterinary Genomics, Inc.

Waldroff and Applied Veterinary Genomics, Inc. (“AVGI”) - Litigation initiated in March 2004 over the validity of license agreements between CytoGenix (licensor) and William Waldroff (licensee) for use of CytoGenix ssDNA expression technology in shrimp and horse therapeutic applications. On March 3, 2007, the Court of Appeals denied Waldroff/AVGI’s Motion for Rehearing bringing this matter to a final conclusion in favor of the Company.

Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc.

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers’ resignations. The Company has also filed counterclaims against the former officers.  Depositions have been taken and the arbitration hearing is scheduled for early May.  The Company intends to vigorously defend the actions brought by the former COO and CFO.

The likelihood of an unfavorable outcome is not determinable by management or outside counsel at this time and, accordingly, no additional loss accruals have been recorded by the Company in relation to this matter.

NOTE 14 - SUBSEQUENT EVENTS

Subsequent to the year end, the Company issued 101,250 shares as part of its November 30, 2007 private placement.  See “Note 9 – Common Stock Issuances” above.  Additionally, the Company issued 249,999 shares with a value of $40,000 for services rendered.

As described in Note 6, the Company was notified in March 2008 of its default under the terms of an earnest money contract it had entered into with a construction contractor for the construction of a new office and lab facility for the Company.  Accordingly, the Company’s deposits were forfeited.  Forfeited deposits included $901,160 made as of December 31, 2007, as well as an additional payment of $300,000 made in the first quarter of 2008.

NOTE 15 – UNAUDITED QUARTERLY FINANCIAL DATA

First Quarter

Second Quarter

Third Quarter

Fourth Quarter

Year Ended December 31, 2007

Net Sales

$                -

$        39,459

$          2,555

$        24,029

Gross Profit

                  -

          27,211

            1,801

          13,492

Net Loss

  (1,588,538)

    (1,013,232)

    (1,423,420)

    (2,240,885)

Basic Loss Per Share

           (0.01)

             (0.01)

             (0.01)

             (0.01)

Year Ended December 31, 2006

Net Sales

$                -

$           37,180

$          8,115

$         31,698

Gross Profit

                  -

             25,524

         (11,327)

           17,249

Net Loss

  (3,212,522)

       (1,669,680)

    (1,972,616)

    (1,547,093)

Basic Loss Per Share

           (0.03)

             (0.01)

             (0.01)

             (0.01)

Year Ended December 31, 2005

Net Sales

$                -

$                 -

$                  -

$                 -

Gross Profit

                  -

                   -

  -

                   -

Net Loss

      (686,845)

       (591,514)

    (1,065,266)

    (1189,500)

Basic Loss Per Share

           (0.01)

             (0.00)

             (0.01)

             (0.01)

The first three quarters in the year ended December 31, 2007 and in the four quarters in the period ended December 31, 2006 have been restated.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosures Controls and Procedures

In order to ensure that the information we must disclose in our filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported on a timely basis, we have formalized our disclosure controls and procedures.  Our principal executive officer and principal financial officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of December 31, 2007.  Based on such evaluations, such officers have concluded that, as of December 31, 2007, our disclosure controls and procedures are not effective in timely alerting them to material information relating to us required to be included in our periodic SEC filings.

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

ITEM 9B.

OTHER INFORMATION

None

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS OF THE COMPANY AND OTHER KEY EMPLOYEES

Set forth below are the names, ages as of March 31, 2008 and titles of the persons currently serving as Director, Executive Officers and Significant Employees of the Company:

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

MR. GREG S. TAYLOR was appointed CFO effective on September 1, 2007 and holds the position of Vice President of Finance and Administration.  Mr. Taylor has served as Managing Director of Monterey Capital Partners, a private equity investment firm from 1996 to the present. From 2003 to 2005, Mr. Taylor was Vice President of Finance and Business Administration, Chief Financial Officer, at the College of Biblical Studies. Previously he served as a Vice President with the investment banking division of Sumitomo Trust and Banking and with Bunker Hill Associates, a merchant-banking firm. Mr. Taylor began his career as a CPA with Ernst and Whinney, a national public accounting firm and received a Bachelor of Business Administration and a Masters of Taxation both from Baylor University

DR. YIN CHEN earned this Ph.D. in Molecular Biology & Biochemistry at the University of Maine in 1996.  Subsequently, he was a post-doctoral fellow at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School.  In 1999, he joined InGene, Inc. of Kansas City, MO as senior research scientist and then CytoGenix, as chief research scientist in February 2000.  He is one of co-inventors of the Company’s proprietary ssDNA expression systems.  He was appointed as Chief Scientific Officer and Vice President of Research and Development on November 7, 2001 and is Executive Secretary of the Scientific Advisory Committee.

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

DR. XIN XING TAN joined the Company on October 1, 2002 as a Senior Research Scientist.  His responsibilities and expertise lay in the areas of DNA/RNA manipulation,  cDNA library screening, gene  expression regulation and  Photosystem II protein complexes.  Dr Tan graduated from Wuhan University in Wuhan, P.R. China.  He attained his doctorate in biochemistry at the Chinese Academy of Sciences. Following graduation he maintained a position as an NIH Postdoctoral Fellow at Rice University before joining CytoGenix, Inc.

DR. FREDERIC KENDIRGI  is a Senior Research Scientist bringing broad experience in  eukaryotic gene expression as well as developing assays for  protein  detection/function and  expression  vectors in eukaryotic  systems.  Dr. Kendirgi earned his M.Sc. in Virology and Immunology in 1995 from the University of Quebec/INRS-Institut Armand-Frappier, Canada, and his Ph.D. in Biochemistry and Molecular Biology in 2000 from the University of Calgary, Canada. Following 4 years of postdoctoral studies in Cell biology at Washington University and Vanderbilt University. He is co-inventor of the synDNA™ technology and oversees manufacturing operations as well as the synDNA™ vaccine platform.

SCOTT E. PARAZYNSKI, M.D.  Dr. Parazynski is a graduate of Stanford University and Stanford Medical School and pursued clinical training at the Brigham and Women's  Hospital (Boston, MA) and emergency  medicine  residency  training in Denver, CO. He has published articles in the field of space physiology and has expertise in human adaptation to stressful environments.  Dr.  Parazynski is a member  of  the  Aerospace Medical   Association, the American  Society  for Gravitational  and Space Biology and has  received  numerous  special  honors, including the National Institutes of Health Pre-doctoral Training Award in Cancer Biology, NASA Graduate Student Researcher's Award and Research Honors Award from Stanford Medical School. Dr. Parazynski has been an astronaut since 1992 and has logged over 262 hours in space.  He first flew in 1994 on the Atmospheric Laboratory for Applications and Science (ATLAS-3) mission, which was part of an on-going program to determine the Earth's energy balance and atmospheric change over an 11-year solar cycle.  During this mission, he and his crewmates also evaluated the Interlimb Resistance Device, a free-floating exercise he developed to prevent musculoskeletal atrophy in microgravity.

CY A. STEIN, M.D., PH.D.  Dr. Stein is currently Professor of Medicine, Urology and Molecular Pharmacology in the Oncology Department of Albert Einstein College of Medicine, New York. In addition to his clinical and faculty activities, he is co-editor-in-chief of Oligonucleotides, sits on seven editorial advisory boards, serves on eight scientific advisory boards and is an ad hoc reviewer for numerous peer reviewed journals.  He has authored 115 peer reviewed journal articles.  He has written 75 book chapters, reviews and editorials, and he holds 13 patents issued and a patent pending.  He attended Brown University (BA), Stanford University (PhD in Organic Chemistry), Albert Einstein College of Medicine (MD), and New York Hospital-Cornell Medical Center (Internship and Residency in Internal Medicine). Dr Stein was a Clinical Associate and Senior Staff Fellow at The National Cancer Institute, Bethesda, Maryland.

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

RAYMOND L. OCAMPO JR.  has served as President and Chief Executive Officer of Samurai Surfer LLC, a private consulting and investment company, since April 2004. Since 1997 Mr. Ocampo has been a member of the board of directors of several companies and is currently a member of the board of directors of H5 Technologies, Intraware, Inc., Keynote Systems, Inc. and PMI Group, Inc.  Mr. Ocampo co-founded the Berkeley Center for Law & Technology and served as Executive Director from August 1997 through December 1999.  He was Senior Vice President, General Counsel and Secretary at Oracle Corporation from September 1990 until his retirement in November 1996.  Mr. Ocampo joined Oracle in July 1986 and held various senior and executive positions with Oracle until retirement.   Before joining Oracle, Mr. Ocampo was in the private practice of law for ten years at several law firms in San Francisco, California.  He was the 2001-02 Chair of the American Bar Association's Section of Science & Technology Law and a past chair of numerous ABA committees involving technology. He is the author and co-author, respectively, of Surfing the Law and Technology Tsunami and Negotiating and Drafting Software Consulting Agreements.  Mr. Ocampo is a graduate of UCLA and Boalt Hall School of Law at U.C. Berkeley.

The Company has adopted a Code of Ethics and Business Conduct that applies to the Company’s principal executive officers, the principal financial officer and the principal accounting officer or the controller as well as to all employees.

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

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by Item 13 of Form 10-K is incorporated herein by reference to the Company’s Proxy Statement.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 of Form 10-K is incorporated by reference to the Company’s Proxy Statement.

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

   Commission (“SEC”) initially on July 23, 1999 the (“Form 10-SB”)).

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

-------------------------------------

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

Date: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2008

By:

/s/ Malcolm Skolnick

-------------------------------------------------------

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

(PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date: April 14, 2008

By:

/s/ Raymond L Ocampo, Jr.

-------------------------------------------------------

RAYMOND L. OCAMPO, JR.

DIRECTOR

Date: April 14, 2008

By:

/s/ Scott E. Parazynski

-------------------------------------------------------

SCOTT E. PARAZYNSKI

DIRECTOR

Date: April 14, 2008

By:

/s/ Cy A. Stein

-------------------------------------------------------

CY A. STEIN

DIRECTOR

Date: April 14, 2008

By:

/s/ John J. Rossi

-------------------------------------------------------

JOHN J. ROSSI

DIRECTOR

Date: April 14, 2008

By:

/s/ Greg S. Taylor

-------------------------------------------------------

GREG S. TAYLOR

CHIEF FINANCIAL OFFICER