Form 10-K/A
period 2007-12-31
CYTOGENIX INC
filed 2008-05-14
CIK 1005302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-K/ A

AMENDMENT NO. 1

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

COMMON STOCK WITH $.001 PAR VALUE

(Title of Class)

Indicate by check mark if the Registrant is a well known seasoned issuer as defined in Rule 405 of the securities Act.  Yes |_| No |X| Indicate by check mark if Registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.  Yes |_| No |X|

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  |_|

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, initially filed with the Securities and Exchange Commission (the “Commission”) on April 15, 2008 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2007 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.

In addition, pursuant to the rules of the Commission, Item 15 of Part IV of the Original Filing has been amended to contain certifications as of a current date from our Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of our Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1 and 31.2, respectively.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A mean CytoGenix, Inc

Except for the foregoing amended information, the original filing continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

CYTOGENIX, INC.

FORM 10-K/A INDEX

PART III

Item 10.

Directors and Executive Officers and Corporate Governance…...…….....  5

Item 11.

Executive Compensation ………………………………………….……10

Item 12.

Security Ownership of Certain Beneficial Owners and Management

And Related Stockholder Matters …………………………………….. 18

Item 13.

Certain Relationships and Related Transactions ……………………….. 19

Item 14.

Principal Accountant Fees and Services ……………………………..... 19

PART IV

Item 15.

Exhibits, Financial Statement Schedules and Reports……………..……. 20

Signatures ……………………………………………………………. 21

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE COMPANY.

Set forth below are the names, ages as of March 31, 2008 and titles of the persons currently serving as Director, Executive Officers and Significant Employees of the Company:

NAME	AGE	TITLE

Malcolm H Skolnick	72	Chief Executive Officer, President and Director Term of office 2006-2009

Greg S. Taylor	48	Chief Financial Officer

Cindee Ewell	53	Vice President of Legal Affairs

Yin Chen	45	Vice President of Research & Development

Xin-Xing Tan	38	Senior Research Scientist

Frederic Kendirgi	37	Senior Research Scientist

Scott E. Parazynski, M.D.	48	Director Term of Office: 2006-2009

Cy A. Stein, M.D., Ph.D.	55	Director Term of Office: 2007-2010

John J. Rossi, Ph.D.	61	Director Term of Office: 2004-2008

Raymond L. Ocampo, Jr.	55	Director Term of Office: 2004-2008

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

RAYMOND L. OCAMPO JR.  has served as President and Chief Executive Officer of Samurai Surfer LLC, a private consulting and investment company, since April 2004. Since 1997 Mr. Ocampo has been a member of the board of directors of several companies and is currently a member of the board of directors of Intraware, Inc., Keynote Systems, Inc. and PMI Group, Inc.  Mr. Ocampo co-founded the Berkeley Center for Law & Technology and served as Executive Director from August 1997 through December 1999.  He was Senior Vice President, General Counsel and Secretary at Oracle Corporation from September 1990 until his retirement in November 1996.  Mr. Ocampo joined Oracle in July 1986 and held various senior and executive positions with Oracle until retirement.   Before joining Oracle, Mr. Ocampo was in the private practice of law for ten years at several law firms in San Francisco, California.  He was the 2001-02 Chair of the American Bar Association's Section of Science & Technology Law and a past chair of numerous ABA committees involving technology. He is the author and co-author, respectively, of Surfing the Law and Technology Tsunami and Negotiating and Drafting Software Consulting Agreements.  Mr. Ocampo is a graduate of UCLA and Boalt Hall School of Law at U.C. Berkeley.

CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer.  The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to the Company’s business.  If the Board adopts an amendment to the Company’s Code of Business Conduct and Ethics (other than technical, administrative, or other non-substantive amendments) that applies to any of the Company’s executive officers (including the principal executive officer, principal financial officer and principal accounting officer) or directors, the Company will post such information on its website.

A copy of the Company’s Code of Business Conduct and Ethics is posted on its website at www.cytogenix.com.  To obtain a copy of the Company’s Code of Business Conduct and Ethics, without charge, any person may submit a written request to the Company, c/o Corporate Secretary, CytoGenix, Inc., 3100 Wilcrest, Suite 140, Houston, Texas 77042.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

During the fiscal year ended December 31, 2007, the Board of Directors held 13 meetings. Each director participated in at least 75% of the meetings of the Board of Directors.  The Board of Directors established an independent Corporate Governance Committee (CGC), which comprises three outside directors: Raymond L. Ocampo Jr., John J. Rossi and Scott E. Parazynski, and fulfills the normal duties of typical audit, compensation and nominating committees.  The Company relies upon the CGC for financial governance as contemplated by the Securities and Exchange Commission rules and regulations.

The Company also established a Special Committee comprising independent directors, Raymond L. Ocampo Jr. and John J. Rossi, to investigate a Sarbanes Oxley (SOX) complaint filed in January 2007 by former chief financial officer, Lawrence Wunderlich.  The Special Committee hired independent outside counsel, Christopher Bebel, to conduct an independent investigation of the allegations made in the complaint.  The investigator’s findings were summarized in a Final Report submitted to the SEC in June of 2007, finding no evidence to support the allegations.  This committee has completed its investigation and is no longer active.

The Company has not yet adopted a written procedure for the review of Related Party Transactions.  The Board of Directors was responsible in 2007 for reviewing transactions, series of transactions or proposed transactions involving the Company and a related person, which includes our executive officers and directors, or any member of his or her immediate family.  The CGC will begin reviewing such transactions in 2008.  Examples of the types of transactions reviewed include payments made by the Company directly to a related person (other than in their capacity as a director or employee) or to an entity in which the related person serves an officer, director, employee or owner, and any other transaction where a potential conflict of interest may exist.  Any transactions identified are evaluated based on the requirements as set forth in Item 404 of Regulation S-K of the rules of the Securities & Exchange Commission. The Board of Directors has conducted the review procedure with respect to the year ended December 31, 2007 and has determined that there are no reportable related party transactions.

The Board determines the independence of directors based upon a review by the Board.  No director is determined to be independent unless the Board has determined that neither the director nor an immediate family member of the director has had any direct or indirect material relationship with the Company within the last three years.  The guidelines used by the Board to determine the material relationship are from the NASDAQ independence standards listed at www.nasdaq.com, select Corporate NASDAQ Manual Online, Rule 4200.  Using these standards, the Board of Directors has determined that all of the current directors, other than Drs. Skolnick and Stein, are independent.

Director Cy Stein was found not to be independent due to his direct relationship through a consulting agreement with the Company during 2006 and 2007. Under Dr. Stein's consulting agreement, he was paid a fee of $3,000 per month plus travel reimbursements for a period of six-months ending in March 2007.

The Board of Directors does NOT have an independent nominating committee, audit committee, or compensation committee. Instead, the CGC was established to address the typical duties of all three committees and to provide general governance to Company matters.  It is comprised solely of independent directors, but due to the Board’s small size, all directors contribute to the selection and evaluation of director candidates.

The Board of Directors does not have a formal policy for evaluating nominees with regard to consideration of director candidates recommended by shareholders, but will consider any such recommendation that is properly submitted to the Board of Directors according to the procedures described below.  The Company does not pay a fee to any third party to identify, evaluate or assist in identifying or evaluating potential nominees to the Board of Directors.

Shareholders who wish to recommend director candidates to the Board of Directors or who wish to communication with the Board of Directors for any other reason may send a letter addressed to the individual director at:

CYTOGENIX, INC., 3100 Wilcrest, Suite 140, Houston, Texas  77042

A copy of the communication will be forwarded to each of the five individual directors.

The Company encourages each member of the Board of Directors to attend the Annual Meetings of Shareholders. Dr. Skolnick was the only director in attendance at the 2007 Annual Meeting of Shareholders.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of a registered class of the Company's Common Stock to file initial reports of ownership and changes in ownership with the SEC and to furnish the Company with copies of all Section 16(a) forms they file.  The Company believes that all filings required to be made under Section 16(a) were timely made other than a Form 3 for Greg Taylor, CFO.

ITEM 11.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains the material terms, principles and objectives of the Company’s compensation arrangements for the Company’s Chief Executive Officer and other executive officers.

In 2007, most compensation decisions were made by the Board of Directors prior to formation of the CGC.  The Board of Directors believes that the ability to attract and retain qualified executive and non-executive officers and to provide appropriate incentives is an essential strategy for the long-term success of the Company.

The compensation plan for 2007 was designed to provide significant incentive compensation opportunities in addition to competitive salaries, which was designed to aid in the retention of executive officers and other significant employees.  The plan was intended to link individual employee objectives with overall company strategies and goals for 2007, and to reward executive officers and significant employees for their individual contributions to achieving those goals.  The Board of Directors uses compensation and performance data from comparable companies in the biopharmaceutical industry to establish market competitive compensation and performance standards for Company executives. In 2007, compensation recommendations were initiated by the President, presented to the Board of Directors, and considered by the Board in concert with the individual’s potential contribution and the perceived need by the Company.

Compensation paid to executive officers and other significant employees during 2007 consisted of base salaries, stock as well as stock option incentives.  The Board of Directors may award future discretionary bonuses based on its assessment of management performance and the overall performance of the Company.

COMPENSATION PROGRAM DESIGN

(1)  Base Salaries

Base salaries are designed to reward core competence for each executive's position at the Company. The amount of the base salary paid to each executive officer was determined by evaluating the competitive marketplace, the scope of each individual's responsibilities, the planned and past performance of the Company, and subjective measures of each individual's performance. The recommendations were compiled using information from BioWorld Executive Compensation Report. This report contains comparative date of the proxy statements of 225 public biotechnology companies of compensation packages for the top five senior executive management positions. The Company's President chose those companies that are most similar to CytoGenix, particularly those in the same market capitalization range as reference points.  The base salaries paid in 2007 to the Named Executive Officers (as defined below) were unanimously approved by the Company's four non-employee directors based on the recommendation of the Company's President.

Chief Executive Officer (CEO) Compensation. The base salary paid to the CEO was determined by the Board of Directors by evaluating the competitive marketplace, the scope of his responsibilities, the planned and past performance of the Company, and, to a certain extent, subjective measures of performance.  In 2007, Dr. Skolnick repaid $68,000 of the funds paid to him in 2006 as partial payment for a bonus he became eligible for in 2005 in his capacity as President of the Company. Dr. Skolnick repaid this entire amount in 2007 via payroll deduction, and also agreed to voluntarily forego payment of $150,000 of his base salary in order for those funds to be used to pay other Company expenses.

Chief Financial Officer (CFO) Compensation.  The base salary paid to the new CFO was determined by the CEO and the Board of Directors by evaluating the competitive marketplace, the scope of responsibilities, background experience, certification and educational level, and prior performance while under contract as a Consultant for the Company.  The CFO’s base salary of $180,000 per annum was determined when the role was assumed in September 2007.

Chief Scientific Officer (CSO) Compensation.  The base salary paid to the CSO was determined by the CEO by evaluating the competitive marketplace, the scope of his responsibilities, the background experience and educational level, invention achievements, and to a certain extent, subjective measures of performance and loyalty.  The CSO base salary was determined in March, 2000 and increases have been granted by the CEO based on performance and achievements.

(2)   Stock Options

As of March 28, 2008, stock options to acquire 24,286,000 shares of Common Stock had been granted to the Company's employees under the CytoGenix, Inc. 2003 and 2005 employee Stock Option Plans.  As of the same date, 11,714,000 shares of Common Stock under the plans remain available for future awards.  The purpose of long-term awards, currently in the form of stock options, is to align the interests of the executive officers and other employees with the interests of the shareholders. Additionally, long-term awards offer employees an incentive for the achievement of superior performance over time and also foster the retention of key management personnel.  The Board of Directors favors the granting of equity-based awards over cash compensation for such reasons and believes that granting stock options better motivates executive officers and others to exert their best efforts on behalf of the Company and the shareholders. In determining annual stock option grants, the Board of Directors bases its decision on the individual's performance and potential to improve shareholder value. The Board of Directors, upon the recommendation of the CEO, granted in 2007 stock options to acquire 3,400,000 shares of Common Stock to the CFO.

(3)  Restricted Stock

The Company also grants periodic awards of restricted stock to executives for their performance and dedication to the objectives of the Company.  The Board of Directors, upon the recommendation of the CEO, granted in 2007 a restricted stock award to acquire 500,000 shares of Common Stock to the CFO.

EXECUTIVE EMPLOYMENT AGREEMENTS

The Company uses employment agreements only in very select cases, generally when it is necessary to secure the services of an existing or a newly hired executive. As of April 28, 2007, the Company has only two employment agreements; one with President and CEO, Malcolm Skolnick, which became effective January 1, 2005, and the other with the Vice President of Finance and Administration and CFO, Greg Taylor, which became effective September 1, 2007. The Company holds letter agreements with each of its other executive officers outlining the terms of their employment and the elements of their compensation.  Each of these letter agreements follows our standard employment offer template, and provides for employment at will.

(1)  Post-Termination Compensation Provisions

The CEO’s and CFO’s employment agreements provide for change-in-control payments. The rationale for this is to protect the executive in the event of a change-in-control of Cytogenix as a cautionary measure since these individuals are most likely to lose their jobs as a result of redundancy in executive positions. Change-in-control is defined in the employment agreement as:

(i) The consummation of a merger or consolidation of the Company with or into another entity or any other corporate reorganization, if persons who were not stockholders of the Company immediately prior to such merger, consolidation or other reorganization own immediately after such merger, consolidation or other reorganization 50% or more of the voting power of the outstanding securities of each of (A) the continuing or surviving entity and (B) any direct or  indirect parent corporation of such continuing or surviving entity; provided, however, that any financing in which the Company shall issue and sell shares of its capital stock or securities convertible into equity securities of the Company shall not constitute a change in control even if person who were not stockholders of the Company immediately prior to such financing own immediately after such financing 50% or more of the voting power of the Company outstanding securities; or (ii) The sale, transfer or other disposition of all or substantially all of the Company's assets or capital stock.

Upon a change-in-control, the Company's CEO and CFO would receive, (assuming the change-in-control occurred on December 31, 2008):

(i) Two times his base salary ($780,000) and ($360,000), respectively,

(ii) Accrued vacation pay at the time of termination (maximum amount of $15,000 each), and

(iii) Cobra or equivalent of other replacement medical and dental insurance for a period of 12 months, which has an approximate value of $7,200 each.

(2)  Severance Package

The CEO’s and CFO’s employment agreements also contain a provision for a severance payment for termination of the executive for any reason other than cause or permanent disability, or if the executive voluntarily resigns following a constructive termination. According to the agreements, the severance pay for the Company's CEO and CFO would be, assuming termination occurred on December 31, 2008:

(i) An amount equal to his annual base salary ($390,000) and ($180,000), respectively, payable at termination,

(ii) Accrued vacation pay at the time of termination (maximum amount of $15,000 each), and

(iii) Cobra or equivalent of other replacement medical and dental insurance for a period of 12 months, which has an approximate value of $7,200 each.

REPORT OF THE BOARD OF DIRECTORS REGARDING COMPENSATION

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis set forth above with management and, based on the review and discussions, it is recommended by the Board that the Compensation Discussion and Analysis be included in this document.

This report is submitted by the members of the Board of Directors:

Malcolm H. Skolnick, Chairman

Scott E. Parazynski

Cy A. Stein

John J. Rossi

Raymond L. Ocampo, Jr.

SUMMARY OF EXECUTIVE COMPENSATION FOR 2007

The following table sets forth information for the years ended December 31, 2007 and 2006 regarding the compensation of the President and Chief Executive Officer, the Chief Financial Officer, and other executive officers of the Company.

Executive Name and Principal	Year	Base Salary ($)	Bonus ($)	Stock Awards[4] ($)	Options Awards[4] ($)	All Other Compensation ($)	Total ($)
Malcolm Skolnick, President, CEO and Chairman to the Board[1]	2007 2006	240,000 390,000	- -	- -	- -	- -	176,000 390,000
Greg Taylor, Vice President of Finance, CFO and Treasurer[2]	2007 2006	54,000 -	- -	150,000 -	439,620 -	52,400 -	696,020 -
Pam Schertz, Interim CFO and Controller[3]	2007 2006	106,394 13,750	- -	- -	- -	- 61,041	106,394 74,791
Yin Chen, Vice President of Research and Development and CSO	2007 2006	137,500 125,104	- -	- -	- -	- -	137,500 125,104

(1) Of the $240,000, Dr. Skolnick has not yet been paid $64,000 to which he is entitled as compensation for his employment by the Company in 2007.

(2) Greg Taylor became chief financial officer in September 2007. All other compensation represents amounts paid to Mr. Taylor as a Consultant to the Company prior to joining the Company.

(3) Pam Schertz became Interim Chief Financial Officer in December 2006, holding that appointment until September 2007.  All other compensation represents salary paid to Ms. Schertz as Controller of the Company in 2006.

(4) Represents the dollar value recognized in the indicated year as compensation expense for financial statement reporting purposes of restricted shares and options awarded in that year or earlier.  See Note 10 – STOCK OPTIONS AND WARRANTS, to our Notes to Consolidated Financial Statements for a description of the assumptions made in the valuation of the restricted shares and options. Options to acquire 3,400,000 shares of common stock were granted to Greg Taylor on November 12, 2007 under the 2003 Stock Option Plan.  As of December 31, 2007, approximately one-third of these options had vested.  The fair value of the stock award was determined by the closing price of $0.30 per share on August 31, 2007, the date the employment agreement was executed.

GRANTS OF PLAN-BASED AWARDS

The following sets forth information regarding the grants of stock options in 2007 to our named executives.1

Executive Name and Principal	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	Number of Underlying Options (#)	Exercise Value ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)[3]
Greg Taylor, Vice President of Finance, CFO and Treasurer[2]	Nov 12, 2007	500,000	3,400,000	$0.27	$1,029,240

(1) These columns show the awards under the 2003 Stock Option Plan as described in the section "Stock Options" in the Compensation Discussion and Analysis.  The dollar amount recognized by us for these awards in 2007 is shown in the Summary Compensation Table in the column entitled "Option Awards," and their valuation assumptions are referenced in footnote 4 of that table.

(2)  The exercise price per share of $0.27 is the closing price of the Company's common stock on the OTC Bulletin Board at the date of the option grant.

(3) The fair value for options was determined using the Black-Scholes option pricing model at the grant date using the following assumptions: dividend yield of 0%, expected volatility of 86% - 250%, risk-free interest rate of 4.5% and expected life of 10 years.  The fair value of the stock award was determined by the closing price of $0.30 per share on August 31, 2007, the date the employment agreement was executed.

OPTIONS HELD AT YEAR END

The following presents information concerning outstanding equity awards held by the named executive officers as of December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

Option Awards
Named Executive	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($/share)	Option Expiration Date
Malcolm Skolnick, President, CEO and Chairman to the Board	5,000,000 3,600,000 260,000	- - 130,000²	$0.25 $0.70 $1.01	06/26/13 01/29/15 02/28/16
Greg Taylor, Vice President of Finance, CFO and Treasurer	1,133,333	2,266,667¹	$0.27	09/12/17
Pam Schertz, Interim CFO and Controller	-	-	-	-
Yin Chen, Vice President of Research and Development and CSO	1,500,000 1,250,000 123,333	- - 61,667²	$0.25 $0.70 $1.01	06/26/13 01/29/15 02/28/16

(1) The options were granted pursuant to the CytoGenix, Inc. 2003 Stock Option Plan vesting over a two year period, with one-third of the awarded options vesting at the date of grant, another one-third on the first anniversary of the grant date and another one-third on the second anniversary of the grant date.

(2) The options were granted pursuant to the CytoGenix, Inc. 2005 Stock Option Plan vesting over a two year period, with one-third of the awarded options vesting at the date of grant, another one-third on the first anniversary of the grant date and another one-third on the second anniversary of the grant date.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2007:

EQUITY COMPENSATION PLAN INFORMATION

Name of Option Plan	Number of Securities to be Issued upon Exercise of Outstanding options	Weighted Average Exercise Price of outstanding options ($/share)	Number of Securities remaining available for future issuance (excluding those in first column)¹
2003 Non-Qualified Stock Option Plan	12,808,333	$0.44	2,925,000
2005 Non-Qualified Stock Option Plan	8,757,333	$0.83	8,789,000

(1)  Excludes securities to be issued upon the exercise of outstanding options, warrants and rights.

COMPENSATION OF DIRECTORS

The Company pays directors who are not employees of the Company $40,000 per year for attending Board of Director meetings which primarily comprises cash compensation, but has at times included compensation with 144 restricted stock.  The Board of Directors may also make discretionary option grants to its non-employee directors under the Company's 2003 and 2005 Stock Option Plans.  In 2007, we provided the following annual compensation to directors who are not employees. The following information outlines outstanding equity awards held by the Non-Management Directors as of December 31, 2007.

	Compensation
Named Director	Year Earned	Cash ($)	Stock Awards	Options	Total Earnings ($)
Raymond L. Ocampo Jr.	2007	20,000	20,000	0	40,000
Scott E. Parazynski, MD	2007	20,000	20,000	0	40,000
John J. Rossi, PhD	2007	20,000	20,000	0	40,000
Cy A. Stein, MD, PhD	2007	29,000¹	20,000	0	49,000¹

(1)  Includes the consulting fees paid to Dr. Stein in 2007, in addition to directors fees.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL HOLDERS

The following table sets forth the name and address, as of April 28, 2008 and the approximate number of shares of Common Stock of the Company owned directly and holding more than 5% of the Company's Common Stock.  The amounts set forth are based solely on the Company’s record holder list as neither holder has filed with the SEC any document under Section 13 of the Securities Exchange Act of 1934.

Name and Address of Beneficial Owner	Number of Shares Held	Percent of Class
Jett** 59-340 Diomana Road Kamuela, Hawaii 96743	11,800,183	8.0%
KV Mechanical Construction and Restoration Company, Inc. 275 Park Avenue, East Hartford, Connecticut 06108	8,965,773	6.1%

**Jett is a natural person with only one legal name

SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock as of April 28, 2008, by (i) the executive officers set forth in the summary compensation table below who are employed by the Company as of April 28, 2008 (the "Named Executives"); (ii) each director and nominee; and (iii) all directors and executive officers as a group.  All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise noted.

Name Executive / Director (1)	Number of Shares Held	Number of Option Equivalents	Percent of Class (2)
Malcolm Skolnick	2,433,123	8,860,000	7.3%
Greg Taylor	500,000	1,133,333	1.1%
Pam Schertz	20,000	-	*
Yin Chen	1,084,781	3,279,583	2.9%
Raymond L. Ocampo Jr.	16,016	500,000	*
Scott E. Parazynski	166,087	500,000	*
John Rossi	16,016	500,000	*
Cy Stein	40,468	500,000	*
All directors and executive officers as a group (total of 8 persons)	4,276,491	15,272,916	12.1%

*Less than 1% of the 146,714,218 shares outstanding at April 28, 2008.

(1)  Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares.  Percentage of beneficial ownership is based on the number of shares of Common Stock outstanding as of April 28, 2008.

(2)  Stock issuable upon exercise of options within 60 days after April 28, 2008, are deemed outstanding for the purpose of percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other persons.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES; CHANGES IN ACCOUNTANTS

FEES AND EXPENSES OF INDEPENDENT ACCOUNTANTS

The following table sets forth the amount of audit fees, audit related fees billed or expected to be billed by LBB & Associates LTD., LLP, our independent auditors, for the years ended December 31, 2007 and 2006, respectively:

Named Director	2007	2006
Audit Fees¹	$33,920	$57,065
Audit-Related Fees	0	0
All Other Fees	0	0
TOTAL Fees	$33,920	$57,065

(1)  Includes the annual consolidated financial statement audit, review of quarterly reports on Form 10-Q and other services associated with the audit.  Audit fees for 2007 and 2006 include fees incurred for the audits of management's assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal controls over financial reporting.

.

BOARD POLICY ON PRE-APPROVAL OF PERMISSIBLE NON-AUDIT SERVICES

The Board of Directors requires management to seek Board of Director pre-approval for the engagement of an independent public accountant to perform audit, audit-related and non-audit services. The Company's Board of Directors approved the engagement of LBB & Associates LTD, LLP on August 18, 2004.

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

(3) Exhibits.

Exhibits filed with this Amendment No. 1 on Form 10-K/A are attached hereto. For a list of such exhibits, see “Index to Exhibits.”

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

Date:  May 12, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 12, 2008

/s/ Malcolm Skolnick

-------------------------------------------------------

MALCOLM SKOLNICK, PH.D.

PRESIDENT AND CHIEF EXECUTIVE OFFICER

(PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date: May 12, 2008

/s/ Raymond L Ocampo, Jr.

-------------------------------------------------------

RAYMOND L. OCAMPO, JR.

DIRECTOR

Date: May 12, 2008

-------------------------------------------------------

SCOTT E. PARAZYNSKI

DIRECTOR

Date: May 12, 2008

/s/ Cy A. Stein

-------------------------------------------------------

CY A. STEIN

DIRECTOR

Date: May 12, 2008

/s/ John J. Rossi

-------------------------------------------------------

JOHN J. ROSSI

DIRECTOR

Date: May 12, 2008

/s/ Greg S. Taylor

-------------------------------------------------------

GREG S. TAYLOR

CHIEF FINANCIAL OFFICER