Form 10-Q
period 2008-03-31
CYTOGENIX INC
filed 2008-05-19
CIK 1005302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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

Large accelerated filer [ ]	Accelerated filer ☒	Non-accelerated filer [ ]	Smaller reporting company

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 16, 2008 was 146,575,218.

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.

BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current Assets:
Cash	$ 140,159	$ 162,042
Inventory	242,002	252,144
Receivables and other current assets	18,954	44,292

Total Current Assets	401,115	458,478

Property and equipment, net	221,494	237,354
Deposits	6,399	6,399
Long-term investments - restricted	-	53,402

Total Assets	$ 629,008	$ 755,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Long-term debt, current portion	$ -	$ 27,678
Note payable - related party	$ 300,000	$ -
Accounts payable	571,321	388,463
Accrued expenses	1,510,293	1,532,344

Total Current Liabilities	2,381,614	1,948,485

Long-term debt, less current portion	-	17,336

Total Liabilities	2,381,614	1,965,821

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
Preferred stock, $.001 par value; 50,000,000 share authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value; 300,000,000 share authorized,
146,653,218 and 146,309,719 share issued and outstanding as of
March 31, 2008 and December 31, 2007, respectively	146,653	146,310
Additonal paid-in capital	37,340,008	36,999,514
Treasury stock	(629,972)	(629,972)
Accumulated deficit	(38,609,295)	(37,726,040)

Total Stockholders' Deficit	(1,752,606)	(1,210,188)

Total Liabilities and Stockholders' Deficit	$ 629,008	$ 755,633

The accompanying notes are an integral part of these financial statements. 3

CYTOGENIX, INC.

STATEMENTS OF OPERATIONS
THREE MONTHS ENDING MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Restated)

REVENUES	$ 13,160	$ -
COSTS OF REVENUES	10,354	-

GROSS MARGIN	2,806	-

COSTS AND EXPENSES:
Research and development	247,419	866,279
General and administrative	554,565	698,717
Consulting expense	52,009	8,031
Depreciation and amortization	15,860	15,442

LOSS FROM OPERATIONS	(867,047)	(1,588,469)

OTHER INCOME:
Interest income	517	1,553
Interest expense	(16,725)	(1,622)

NET LOSS	$ (883,255)	$ (1,588,538)

Net loss per share:
Basic and diluted net loss per share	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic and diluted	146,594,885	140,663,961

The accompanying notes are an integral part of these financial statements. 4

CYTOGENIX, INC.

STATEMENTS OF CASH FLOWS
THREE MONTHS ENDING MARCH 31, 2008 AND 2007
(UNAUDITED)

	2008	2007
		(Restated)

Net Loss	$ (883,255)	$ (1,588,538)
Adjustments to reconcile net loss to net cash
used in operating activities:
Deprecation and amortization	15,860	15,442
Stock-based compensation	200,547	490,536
Accrued interest income on long-term investment - restricted	-	(1,553)
Changes in assets and liabilities:
Accounts receivable	16,000	2,577
Inventory	10,142	36,248
Prepaid expenses	9,338	(388)
Accounts payable	182,858	2,521
Accrued expenses	267,239	156,637

Net cash used in operating activities	(181,271)	(886,518)

INVESTING ACTIVITIES:
Proceeds from restricted long term investment	53,402	-
Deposit on building contract	(300,000)	-
Purchase of property and equipment	-	(33,336)

Net cash provided by (used in) investing activities	(246,598)	(33,336)

FINANCING ACTIVITIES:
Payment on notes payable	(45,014)	(6,084)
Proceeds from notes payable - related party	300,000	-
Proceeds from stock subscriptions	151,000	-

Net cash used in financing activities	405,986	(6,084)

NET CHANGE IN CASH	(21,883)	(925,938)
CASH, beginning of period	162,042	2,854,197

CASH, end of period	$ 140,159	$ 1,928,259

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 1,339	$ 1,622

Income taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements. 5

CYTOGENIX, INC.

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. (“CytoGenix”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix’s latest annual report filed with the SEC on Form 10K.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2007, as reported in the Form 10K, have been omitted.

NOTE 2 – RELATED PARTY TRANSACTION

The Company entered into a loan agreement to borrow money from KV Mechanical Construction and Restoration Company, Inc.  KV Mechanical Construction and Restoration Company, Inc. is a significant shareholder of the Company owning approximately 6.1% of the Company’s common stock.  The principal amount of the loan is $300,000 with an annual interest rate of 24%.  Maturity date of the note is ten days of closing on the proposed facility or as the parties agree.  Repayment of the loan may be in cash or restricted stock of the borrower at the average closing price over the past five business days, but no less than $0.12 per share by mutual consent of both parties.  In the event there is no consent, then payment will be in cash.  Accrued interest as of March 31, 2008 is 15,386.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company’s common stock from the last 20 trading days of 2008 compared to the last 20 trading days of 2007.  This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first three months of 2008 based on the Company’s common stock price as of March 31, 2008.

During the first quarter of 2008, the Company initiated negotiations and tentatively agreed to terms with GE Healthcare Bio-Sciences Corp (“GEHC”), to amend its original Supply Agreement entered into on March 24, 2006, and first amended June 11, 2007, for the purchase of customized kits and reagents used in the manufacture of its proprietary synDNATM products.  The terms of the amendment call for the Company to purchase a minimum of two custom kits at $80,000 each prior to December 31, 2008; and maintains the Company’s obligation to pay various royalty percentages based on revenue derived from the Company's sale of synDNA products.  The second amendment was executed on April 28, 2008.

Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc.

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers’ resignations. The Company has also filed counterclaims against the former officers.  The arbitration hearing has occurred the decision should be received from the arbitrator prior to the end of the second quarter of 2008.

The likelihood of an unfavorable outcome is not determinable by management or outside counsel at this time and, accordingly, no additional loss accruals have been recorded by the Company in relation to this matter.

NOTE 4 – STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

At March 31, 2008 the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan.  The Company  accounts for these plans in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment” SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant.  The Company adopted the SFAS 123 R effective January 1, 2006 using the modified prospective method.

Based on the employee stock options plans, the following compensation expense was recorded for the three months ended March 31, 2008:

Research and development

$ 31,814

General and administrative

 128,733

Stock-based compensation

$160,547

We used the Black-Scholes option-pricing model (“Black-Scholes model”) to value our stock options with the following assumptions:

Volatility

116% to 250%

Risk-Fee Interest Rate

4.50%

Dividend Yield

0.00%

Expected Term (years)

10.00

A summary for our stock-based compensation activity for the three months ended March 31, 2008 is presented below:

			Average	Aggregated
		Average	Life	Fair
	Options	Price ¹	(years)²	Value
Outstanding at December 31, 2007	24,286,000	$ 0.48	6.85	$ 11,059,071
Granted	-	-		-
Exercised	-	-		-
Forfeited/expired	-	-		-

Outstanding at March 31, 2008	24,286,000	$ 0.48	6.60	$ 11,059,071

Exercisable at March 31, 2008	22,019,333	$ 0.51	6.38	$ 10,484,473

¹ Weighted-average exercise price

² Weighted-average contractual life remaining

The unvested options fair value will be recognized over their respective vesting period which ends November 12, 2009.

NOTE 5 – DEFAULT NOTICE

On March 20, 2008, the Company received notice of termination of its construction contract with GSL Construction Contractors, Ltd. (“GSL”) under the terms of an earnest money contract it had entered into for the construction of a new office and lab facility.  Accordingly, the Company’s earnest money deposits and change order payments were forfeited.  Forfeited deposits and payments included $901,160 made as of December 31, 2007, as well as an additional payment of $300,000 made in January 2008.  Based on the Company’s determination of the possibility of loss and the subsequent notice of termination, the Company recorded an impairment loss of $1,201,160 associated with the contract for the year ended December 31, 2007.

NOTE 6 – COMMON STOCK

In the first quarter of 2008, the Company issued 101,250 shares at a price of $0.16 per share as part of its November 30, 2007 private placement.  In addition, the Company received $151,000 for 2,464,583 common shares of which only 31,250 shares were issued at March 31, 2008.  The remaining shares were issued after the end of the quarter.  Also, the Company issued 249,999 shares with a value of $40,000 for services rendered to outside consultants.  Approximately 83,333 were issued each to TMS Investments, Inc., Harris Forbes, Inc., and Chasseur Corporation.

NOTE 7 – RESTATEMENT

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

NOTE 8 – SUBSEQUENT EVENTS

On April 14, 2008, the Company issued 750,000 shares of common stock to BioXcel Corporation in exchange for services valued at $45,000.

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

IMPORTANT RISK FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE EXPECTATIONS REFLECTED IN ANY FORWARD-LOOKING STATEMENT HEREIN INCLUDE AMONG OTHER THINGS: (1) THE ABILITY OF THE COMPANY TO PENETRATE THE MARKET WITH ITS CURRENT THERAPEUTIC PRODUCTS AGAINST LARGER, WELL-FINANCED COMPETITORS WITHIN THE MARKETPLACE; (2) THE ABILITY OF THE COMPANY TO GENERATE REVENUES IS SUBSTANTIALLY DEPENDENT UPON CONTINUED RESEARCH AND DEVELOPMENT

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

Results of Operations

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

For the three months ended March 31, 2008, we reported a net loss of $883,255, or less than one cent per share, and revenue of $13,160 as compared with a net loss of $1,588,538, or less than one cent per share, and no revenue for the three months ended March 31, 2007.  Revenue for the three months ended March 31, 2008 resulted from the sale of synDNA.  We had no revenue for the three months ended March 31, 2007.

Research and Development Expenses.  Research and development expenses decreased to $247,419 for the first quarter of 2008 as compared to $866,279 during the same period in 2007 due to a decrease of approximately $448,000 in equity award expenses in 2008.  The cost of DNA materials and lab supplies declined by approximately $40,000 in the first quarter of 2008 from the same period in 2007.  Additionally, R&D consulting expenses declined by approximately $132,000 in 2008 compared to the same period in 2007.  R&D consulting expenses in 2007 were incurred to with improve the production process for the manufacture of synDNA.

General and Administrative Expenses.  General and administrative expenses decreased to $554,565 for the first quarter of 2008 compared to $698,717 for the same period in 2007 primarily due to the decrease of approximately $153,000 in legal and investigation fees relating to a Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by two former executive officers in 2007.

Consulting Expenses. Consulting expenses increased to $52,009 for the first quarter of 2008 compared to $8,031 for the same period in 2007.  This increase was due to costs of financial consultants retained to advise the Company regarding financing options.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses increased to $15,860 for the first quarter of 2008 compared to $15,442 for the same period in 2007 due primarily to the purchase of additional research and development equipment.

Interest Expense.  Interest expense increased approximately $15,000  to $16,725 for the first quarter of 2008 compared to $1622 for the same period in 2007 due to a loan from a related party.

Liquidity and Capital Resources

The Company has budgeted approximately $4,600,000 for operations in fiscal year 2008, of which approximately $1,500,000 has been allocated for general and administrative costs and $3,100,000 for research and development.  We will require equity financing to satisfy our working capital requirements, and have, as of March 31, 2008, $140,159 of cash on hand for fiscal year 2008. Of the $3,100,000 budgeted for research and development expenses, the Company anticipates utilizing $2,300,000 for pre-clinical development.

The Company’s ability to continue operations through December 31, 2008 depends on its success in obtaining equity financing in an amount sufficient to support its operations through that date.  There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2008.  Based on historical yearly financial requirements, operating capital of approximately $6.0 million will be needed for each of the calendar years

2009 and 2010.

The Company will continue to require equity financing until it develops revenue from payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company’s future products will require hiring of additional personnel, significant expenses associated with additional research and development, preclinical testing and clinical trials, as well as processes directly related to attaining regulatory approvals. These activities, together with the Company’s general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

CytoGenix has developed down regulation and gene silencing technologies comprising a set of techniques which can either prevent a gene from expressing the protein for which it is encoded or interact with the target protein to change or inhibit its function. These techniques are based on the use of single stranded DNA (ssDNA) expression vectors for production of specifically designed strings of single stranded DNA (oligos) inside a cell which can be useful in triplex, antisense, DNA enzyme and aptameric applications.  Triplex applications are those where a designed sequence of ssDNA binds to a specific location in the duplex DNA of the genome which can inhibit a promoter or expression of a target gene and prevent gene expression.  In some antisense applications, the expression vector makes a specific ssDNA sequences that binds to a complementary target mRNA’s and prevents the production of the encoded protein. When this antisense sequence binds to the targeted mRNA it prevents mRNA from being “read” by a ribosome. This antisense approach can be modified so that internally produced ssDNA sequence contains an additional DNA enzyme sequence in the central region of the ssDNA sequence which can degrade the target mRNA after the sequence binds to the targeted mRNA and prevents further translation.  Aptamers are ssDNA sequences that directly bind to the target proteins to inhibit their function.  The Company has coordinated and performed experiments utilizing all these applications.  The results appear in scientific publications in peer reviewed journals as well as in patent applications, some of which have been granted or allowed.

The Company’s early research and development on ssDNA expression vectors was dependent upon the use of DNA plasmids produced using bacterial fermentation techniques.  The Company looked for alternatives and developed a process for producing enzymatically biosynthesized DNA (synDNA™) without using bacterial fermentation. The bacteria-free process for making and purifying therapeutic quality DNA is proprietary to the Company.  The Company believes the combination of, rapid manufacture, and regulatory advantages associated with endotoxin-free and bacteria-free production may make our production process more desirable than that of plasmid DNA. The Company is currently generating minimal revenues from synDNA™ sales.

The Company has used it’s enzymatically biosynthesized DNA process to develop DNA vaccines.  Tests comparing the efficacy of various DNA vaccines made with synDNA™ to conventional, bacteria-grown plasmids have demonstrated synDNA™ products are equivalent to or more effective than these conventional plasmids in some cases. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, as well as seasonal and avian flu.  The Company has entered a Cooperative Research and Development Agreement with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against ebola and equine encephalitis.  The Company is pursuing cooperative agreements with the federal government especially in the bio-terror and pandemic threat areas.

The Company is subject to risks common to biopharmaceutical companies, including risks inherent in its research and development efforts and clinical trials, reliance on collaborative partners, enforcement of patent and proprietary rights, the need for future capital, potential competition and uncertainty in obtaining required regulatory approval. In order for a product to be commercialized, it will be necessary for the Company and its collaborators to conduct pre-clinical tests and clinical trials, demonstrate efficacy and safety of the Company’s product candidates, obtain regulatory clearances and enter into distribution and marketing arrangements either directly or through sublicenses. From the Company’s inception through the date of this document, the major role of management has been to obtain sufficient funding for required research, monitoring research progress and to develop and license intellectual property.

The Company expects to incur losses for the foreseeable future due to the ongoing activities of the Company to develop new products through research and development and to develop joint ventures and licensing agreements with third parties.  The Company expects its existing operations to continue to result in negative cash flow and working capital deficiencies that will require the Company to continue to obtain additional capital. There can be no assurance that the necessary financing will be available to the Company or, if available, that said financing will be attainable on terms satisfactory or favorable to the Company. It is possible that additional equity financing will be highly dilutive to existing shareholders.

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

Intellectual Property Matters:

In the quarter ended March 31, 2008, CytoGenix expanded its enforceable patent rights in the foreign markets with grant of a patent on the original ssDNA expression technology in Australia.  The Company also filed an International (PCT) patent application on its avian flu synDNASM vaccine, providing the basis for individual patent applications in selected foreign countries. The Company has also received an official US patent allowance on its anti-herpes therapeutic (SimplivirTM) which is expected to issue in the second quarter of 2008, and has filed a US divisional patent application on some of this technology in an attempt to extend the term of protection on some of this allowed technology.  The Company’s patent holdings currently comprise a total of 69 patents or patent applications.  We currently have 14 granted patents (US and foreign) pertaining to our synDNATM in vivo expression technology and 55 additional (US and foreign) pending patent applications which cover various aspects of our single stranded DNA expression vectors, including therapeutics for herpes infections and anti-bacterials, as well as our synDNASM technology platform including various applications of synDNASM – based  vaccines.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NONE.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008.  The Company concluded that material weaknesses over internal control of financial reporting, as previously disclosed, are still in existence.  Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2008 are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

The Company is attempting to remediate its control deficiencies.  Remediation of the identified material weakness in internal controls over financial reporting will be addressed and modified as needed until all necessary internal  controls  are implemented and  operate for a period of time, are tested, and the Company and its auditors are able to conclude  that  such  internal  controls  are  operating  effectively.  The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements.  The Company cannot make assurances that it will not identify additional material weaknesses in its internal controls over financial reporting in the future.

PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Employment Actions

In November of 2006, the former Chief Financial Officer (CFO), Lawrence Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company.  The Company and former officers are currently pursuing arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.  The arbitration hearing has occurred and the decision from the arbitrator should be received prior to the end of the second quarter of 2008.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2008, the Company issued 31,250 shares of common stock, par value $0.001 per share at a price of $0.16 per share, for gross proceeds of $5000, in conjunction with its private placement that took place in the fourth quarter of 2007.  Beginning on February 29, 2008, the Company entered into subscription agreements for the private placement of 2,433,333 shares of its common stock, par value $0.001 per share at a price of $0.06 per share, for gross proceeds of $146,000.  The difference between the selling price and the market price on the date the shares were sold was approximately $.01 per share ($24,333).  The proceeds will be used for general corporate purposes.  The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof.

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
3.7 10.1 10.2

Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)

Loan Agreement dated January 7, 2008 between CytoGenix, Inc., and KV Mechanical Construction and Restoration Co., Inc.

Supply Agreement Amendment No. 2 dated April 28, 2008 between CytoGenix, Inc. and GE Healthcare Bio-Sciences Corp.

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

CYTOGENIX, INC.

Date: May 19, 2008	By:	/s/ Malcolm Skolnick
Malcolm Skolnick
President and Chief
Executive Officer