Form 10-Q
period 2008-06-30
CYTOGENIX INC
filed 2008-09-19
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2008

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

         Yes    [X]         No    [ ]



         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated      Accelerated       Non-accelerated       Smaller reporting
filer [ ]              filer [ ]         filer [ ]             company [X]

         Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 29, 2008 was 152,946,843.

                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION


ITEM 1.     Financial Statements


            Balance Sheets as of June 30, 2008 (Unaudited)
            and December 31, 2007                                              3

            Statements of Operations for the three and six months
            ended June 30, 2008 and 2007 (Unaudited)                           4

            Statements of Cash Flows for the six months ended
            June 30, 2008 and 2007(Unaudited)                                  5

            Notes to Financial Statements (Unaudited)                          6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               12

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        17

ITEM 4.     Controls and Procedures                                           17


                       PART II OTHER INFORMATION


ITEM 1.     Legal Proceedings                                                 18

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds       19

ITEM 6.     Exhibits                                                          19


SIGNATURES                                                                    20



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.
BALANCE SHEETS

                                                                           June 30,     December 31,
                                                                             2008           2007
                                                                         (Unaudited)
            ASSETS                                                      ------------    ------------

Current Assets:
           Cash                                                         $     25,384      $ 162, 042
           Inventory                                                         227,481         252,144
           Receivables and other current assets                               24,968          44,292
                                                                        ------------    ------------
                       Total Current Assets                                  277,833         458,478

Property and equipment, net                                                  206,206         237,354

Deposits                                                                       6,399           6,399
Long-term investments - restricted                                              --            53,402
                                                                        ------------    ------------
                       Total Assets                                     $    490,438    $    755,633
                                                                        ============    ============


            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
         Long-term debt, current portion                                $       --      $     27,678
         Accounts payable                                                    772,169         388,463
         Accrued expenses                                                  1,756,515       1,532,344
                                                                        ------------    ------------
                       Total Current Liabilities                           2,528,684       1,948,485

         Long-term debt, less current portion                                   --            17,336
                                                                        ------------    ------------
                       Total Liabilities                                   2,528,684       1,965,821
                                                                        ------------    ------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
        Preferred stock, $.001 par value; 50,000,000 share authorized,
          no shares issued and outstanding                                      --              --

        Common stock, $.001 par value; 300,000,000 share authorized,
           152,946,843 and 146,309,719 share issued and outstanding
           as of  June 30, 2008 and December 31, 2007, respectively          152,947         146,310

        Additional paid-in capital                                        38,162,135      36,999,514

        Treasury stock                                                      (629,972)       (629,972)

        Accumulated deficit                                              (39,723,356)    (37,726,040)
                                                                        ------------    ------------
                       Total Stockholders' Deficit                        (2,038,246)     (1,210,188)
                                                                        ------------    ------------
                       Total Liabilities and Stockholders' Deficit      $    490,438    $    755,633
                                                                        ============    ============



   The accompanying notes are an integral part of these financial statements.






                                 CYTOGENIX, INC.

                            STATEMENTS OF OPERATIONS
               THREE AND SIX MONTHS ENDING JUNE 30, 2008 AND 2007
                                   (UNAUDITED)


                                      Three Months Ended                       Six Months Ended
                                June 30,              June 30,           June 30,            June 30,
                                  2008                  2007               2008                2007
                              -------------       -------------       -------------       -------------
                                                   (Restated)                               (Restated)



REVENUES                      $      15,188       $      39,459       $      28,348       $      39,459

COSTS OF REVENUES                     8,012              12,248              18,366              12,248
                              -------------       -------------       -------------       -------------

       GROSS MARGIN                   7,176              27,211               9,982              27,211

COSTS AND EXPENSES:
      Research and
      development                   290,506             460,545             537,925           1,326,825

      General and
      administrative                786,100             552,441           1,340,665           1,251,157

      Consulting expense             14,474              20,743              66,483              28,774

      Depreciation and
      amortization                   15,288              16,442              31,148              31,884
                              -------------       -------------       -------------       -------------
LOSS FROM OPERATIONS             (1,099,192)         (1,022,960)         (1,966,239)         (2,611,429)

OTHER INCOME:
      Interest income                  --                11,579                 517              13,132

      Interest expense              (14,869)             (1,851)            (31,594)             (3,473)
                              -------------       -------------       -------------       -------------

NET LOSS                      $  (1,114,061)      $  (1,013,232)      $  (1,997,316)      $  (2,601,770)
                              =============       =============       =============       =============

Net loss per share:
      Basic and diluted
      net loss per share      $       (0.01)      $       (0.01)      $       (0.01)      $       (0.02)
                              =============       =============       =============       =============

Weighted average shares
outstanding:
      Basic and diluted         149,159,551         140,663,961         147,884,162         140,663,961
                              =============       =============       =============       =============




   The accompanying notes are an integral part of these financial statements.







                                 CYTOGENIX, INC.
                            STATEMENTS OF CASH FLOWS
                    SIX MONTHS ENDING JUNE 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                   2008          2007
                                                                              (Restated)
OPERATING ACTIVITIES:                                          -----------    -----------
     Net Loss                                                  $(1,997,316)   $(2,601,770)
     Adjustments to reconcile net loss to net cash
            used in operating activities:
            Depreciation and amortization                           31,148         31,884
            Share-based compensation expense                       638,472        546,499
            Accrued interest income on long-term investment-
            restricted                                                --           (3,124)
            Changes in assets and liabilities:
               Receivables and other current assets                 19,324        (54,973)
               Inventory                                            24,663         97,075
               Accounts payable                                    383,706        (44,746)
               Accrued expenses                                    553,957        244,598
                                                               -----------    -----------
Net cash used in operation activities                             (346,046)    (1,784,557)
                                                               -----------    -----------

INVESTING ACTIVITIES:
     Proceeds from restricted long term
     Investment                                                     53,402           --
     Purchase of property and equipment                               --          (33,336)
     Payments for deposit on building contract                    (300,000)      (245,589)
                                                               -----------    -----------
Net cash used in investing activities                             (246,598)      (278,925)
                                                               -----------    -----------

FINANCING ACTIVITIES:
     Payment on notes payable                                      (45,014)       (12,283)
     Proceeds from notes payable  related party                    300,000           --
     Proceeds from stock subscriptions                             201,000           --
                                                               -----------    -----------

Net cash provided by (used in) financing activities                455,986        (12,283)
                                                               -----------    -----------
NET CHANGE IN CASH                                                (136,658)    (2,075,765)
CASH, beginning of period                                          162,042      2,854,197
                                                               -----------    -----------
CASH, end of period                                            $    25,384    $   778,432
                                                               -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                             $     1,808    $     1,851

     Income taxes paid                                         $      --      $      --


NONCASH TRANSACTIONS:
      Note payable converted
      to common stock                                          $   329,786    $      --



   The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of CytoGenix, Inc. ("CytoGenix"or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in CytoGenix's latest annual report filed with the SEC on Form 10K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year ended December 31, 2007, as reported in the Form 10K/A, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTION

The Company entered into a loan agreement dated January 7, 2008 to borrow money from KV Mechanical Construction and Restoration Company, Inc. KV Mechanical
Construction and Restoration Company, Inc. is a significant shareholder of the Company owning approximately 6.1% of the Company's common stock. The principal amount of the loan is $300,000 with an annual interest rate of 24%. Maturity date of the note is ten days of closing on the proposed facility or as the parties agree. Repayment of the loan may be in cash or restricted stock of the borrower at the average closing price over the past five business days, but no less than $0.12 per share by mutual consent of both parties. In the event there is no consent, then payment will be in cash. In June 2008, KV Mechanical Construction and Restoration Company, Inc. elected to convert its loan of $300,000 and accrued interest of $29,786 to 2,638,291 shares of the Company's common stock.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2008 compared to the last 20 trading days of 2007. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first six months of 2008 based on the Company's common stock price as of June 30, 2008.

During the first quarter of 2008, the Company initiated negotiations and tentatively agreed to terms with GE Healthcare Bio-Sciences Corp ("GEHC"), to amend its original Supply Agreement entered into on March 24, 2006, and first amended June 11, 2007, for the purchase of customized kits and reagents used in the manufacture of its proprietary synDNATM products. The terms of the amendment call for the Company to purchase a minimum of two custom kits at $80,000 each prior to December 31, 2008; and maintains the Company's obligation to pay various royalty percentages based on revenue derived from the Company's sale of synDNA products. The second amendment was executed on April 28, 2008.

Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc.

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers' resignations.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company to issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messres. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008.

In a letter from the Department of Labor - Occupational Safety and Health Administration ("OSHA") dated June 30, 2008 addressed to Lawrence Wunderlich, Mr. Wunderlich was informed that OSHA approved the Settlement Agreement and was "closing the investigation of the . . . complaint" previously filed by Mr. Wunderlich with OSHA under Section 806 of the Corporate and Criminal Fraud Accountability Act, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1514A.

NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

At June 30, 2008, the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan. The Company accounts for these plans in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted the SFAS 123 (R) effective January 1, 2006 using the modified prospective method.

The following compensation expense was recorded for the six months ended June 30, 2008, which includes $118,299 associated with the issuance of 2,000,000 options in the second quarter of 2008 to Directors in exchange for the return of 117,000 shares previously issued to them as Director compensation:

Research and development                    $   31,814
General and administrative                     345,939
                                            ----------
         Stock-based compensation           $  388,753
                                            ----------


We used the Black-Scholes option-pricing model ("Black-Scholes model") to value our stock options with the following assumptions:

         Volatility                         116% to 250%
         Risk-Fee Interest Rate             1.86% to 4.50%
         Dividend Yield                     0.00%
         Expected Term (years)              10.00

A summary for our  stock-based  compensation  activity  for the six months ended
June 30, 2008 is presented below:
                                                                          Average        Aggregated
                                                        Average            Life             Fair
                                        Options         Price (1)        (years)(2)         Value
                                      -----------      -----------      -----------      -----------
Outstanding at December 31, 2007       24,286,000      $      0.48             6.85      $11,059,071

      Granted                           2,000,000             0.06            10.00          120,000
      Exercised                              --               --                                --
      Forfeited/expired                      --               --                                --
                                      -----------      -----------      -----------      -----------

Outstanding  at June 30, 2008          26,286,000      $      0.43             7.28      $11,179,071
                                      ===========      ===========      ===========      ===========

Exercisable at June 30, 2008           24,019,333      $       4.4             7.28      $10,567,071



(1) Weighted-average exercise price
(2) Weighted-average contractual life remaining

NOTE 5 -WARRANTS

On June 30, 2008, the Company issued  warrants to former  employees,  as part of the settlement  agreement  discussed in Note 3, to purchase  5,200,000 shares of our common stock with an exercise  price equal to $0.05 per share for  1,733,332 of the  warrants,  $0.10 per share for  1,733,334  of the warrants and $0.15 per share for the remaining 1,733,334 warrants. These options vested immediately and have a term of three years.  We estimated  the fair value of these options using the Black-Scholes  method with assumptions  including:  (1) term of three years;
(2) a computed  volatility  rate of 152%;  (3) a discount  rate of 2.91% and (4)
zero  dividends.  The fair value of these  warrants was estimated to be $196,849 and is included in general and administrative  expenses for the six months ended
June 30, 2008.




Summary of warrant and option information at June 30, 2008 is as follows:

                           Weighted
                             Avg.      Outstanding
                           Exercise    Beginning of                      Forfeitures                      Outstanding End
                             Price       Period        New Grants      and Cancellations     Exercises       of Period
                             -----       ------        ----------      -----------------     ---------       ---------
Year ended
December 31, 2007                          -                -                  -                 -                -

2008 Activity:
2008 Grants                $0.05                        1,733,332              -                 -            1,733,332
2008 Grants                $0.10                        1,733,334              -                 -            1,733,334
2008 Grants                $0.15                        1,733,334              -                 -            1,733,334
                                ---------------------------------------------------------------------------------------
June 30, 2008              $0.10           -            5,200,000              -                 -            5,200,000
                                ---------------------------------------------------------------------------------------


NOTE 6 - DEFAULT NOTICE

On March 20, 2008, the Company received notice of termination of its construction contract with GSL Construction Contractors, Ltd. ("GSL") under the terms of an earnest money contract it had entered into for the construction of a new office and lab facility. Accordingly, the Company's earnest money deposits and change order payments were forfeited. Forfeited deposits and payments included $901,160 made as of December 31, 2007, as well as an additional payment of $300,000 made in January 2008. Based on the Company's determination of the possibility of loss and the subsequent notice of termination, the Company recorded an impairment loss of $1,201,160 associated with the contract for the year ended December 31, 2007.

NOTE 7 - COMMON STOCK

In the six months ended June 30, 2008, the Company issued 101,250 shares at a price of $0.16 per share as part of its November 30, 2007 private placement. In addition, the Company received $201,000 for 3,297,917 common shares. Also, the Company issued 249,999 shares with a value of $40,000 for services rendered to outside consultants (83,333 shares were issued each to TMS Investments, Inc., Harris Forbes, Inc., and Chasseur Corporation). Also the Company issued 2,638,291 shares for the conversion of a note payable and accrued interest totaling $329,786.

On April 14, 2008, the Company issued 750,000 shares of common stock to BioXcel Corporation in exchange for services valued at $45,000.



NOTE 8 - RESTATEMENT

In connection with the establishment of the Company's stock option plans of 2003 and 2005, the Company took the position that no compensation cost should be recognized by the Company until such time as the underlying shares were registered, as this constituted a performance condition under SFAS 123(R) and that such condition was not deemed probable at the time of the filing. The SEC disagreed with this position and requested the Company restate its financial statements and associated disclosures to include compensation cost assuming the options were exercisable as they vest. The error resulted in the understatement of non-cash expenses and a corresponding understatement of net loss of $2,772,670 in the six months ending June 30, 2007. The restatement impacted certain line items within cash flow from operations, but had no effect on total cash flows from operations and did not impact cash flows from financing or investing activities. This restatement had no impact on the balance sheet, statement of operations or the net decrease in cash and cash equivalents reported in the statements of cash flows for any periods reported prior to March
31, 2007.


The effect of the restatement on specific items in the statement of operations is as follows:



                                                           June 30, 2007
                                          --------------------------------------------
                                          As Previously
                                            Reported      Adjustments      As Restated
                                          ------------    ------------    ------------
COSTS AND EXPENSES:

      Research and development            $  2,458,374    $ (1,131,549)   $  1,326,825

      General and administrative             2,892,278      (1,641,121)      1,251,157


LOSS FROM OPERATIONS                        (5,384,099)      2,772,670      (2,611,429)


NET LOSS                                    (5,374,440)      2,772,670      (2,601,770)





The effect of the restatement on specific items in the statement of cash flows is as follows:


                                                                  June 30, 2007
                                                 --------------------------------------------
                                                 As Previously
                                                   Reported      Adjustments      As Restated
OPERATING ACTIVITIES:                            ------------    ------------    ------------

      Net Loss                                   $(5,374,440)    $ 2,772,670     $(2,601,770)
      Adjustments to reconcile net loss to net
      cash

         Share-based compensation expense          3,319,169      (2,772,670)        546,499


Net cash used in operating activities             (1,784,557)           --        (1,784,557)



NOTE 9 - SUBSEQUENT EVENTS

On July 3, 2008, the Company issued 3,000,000 warrants to its Vice President - Legal Counsel that become vested immediately, have an exercise price of $0.06 and expire on July 3, 2018 if not exercised by such date.

On August 9, 2008, the Board of Directors appointed Randy Moseley as a member of the Board of Directors.

On August 18, 2008, Malcolm Skolnick resigned as President, Chief Executive Officer and director of the company. Also on this same date Raymond L. Ocampo, Jr. and Scott Parazynski, MD, resigned as members of the Board of Directors.

On August 18, 2008, Randy Moseley, a member of the Company's Board of Directors, was elected Interim Chief Executive Officer and Chairman of the Board.

On August 18,  2008,  the  Company's  Board of  Directors  approved  the Company
signing   a  bridge   loan   agreement   for  up  to   $900,000   with   Certain
Lenders("Lenders") upon certain conditions precedent being met by the Company.

On September 2, 2008, the United States Patent and Trademark Office issued the Company Patent No. US 7,419,964 for the Company's US Patent Application No. 10/313,828. This patent covers the ssDNA ICP4 expression vector acting as the active ingredient in the Company's topical anti-Herpes preparation.

On September 18, 2008, the Board of Directors appointed Randy Moseley as the Company's Principal Financial Officer.

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

Company Overview

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

The Company's early research and development on ssDNA expression vectors was dependent upon the use of DNA plasmids produced using bacterial fermentation techniques. The Company looked for alternatives and developed a process for producing enzymatically biosynthesized DNA (synDNA(TM)) without using bacterial fermentation. The bacteria-free process for making and purifying therapeutic quality DNA is proprietary to the Company. The Company believes the combination of, rapid manufacture, and regulatory advantages associated with endotoxin-free and bacteria-free production may make our production process more desirable than that of plasmid DNA. The Company is currently generating minimal revenues from synDNA(TM) sales.

The Company has used it's enzymatically biosynthesized DNA process to develop DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional, bacteria-grown plasmids have demonstrated synDNA(TM) products are equivalent to or more effective than these conventional plasmids in some cases. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, as well as seasonal and avian flu. The Company has entered a Cooperative Research and Development Agreement with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against ebola and equine encephalitis. The Company is pursuing cooperative agreements with the federal government especially in the bio-terror and pandemic threat areas.

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

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007.
--------------------------------------------------------------------------------

         For the three months ended June 30, 2008, we reported a net loss of $1,114,061, or less than one cent per share, and revenue of $15,188 as compared with a net loss of $1,013,232, or less than one cent per share, and revenue of $39,459 for the three months ended June 30, 2007. Revenue for the three months ended June 30, 2008 and 2007 resulted from the sale of synDNA.

         Research and Development Expenses. Research and development expenses decreased to $290,506 for the second quarter of 2008 as compared to $460,545 during the same period in 2007 due primarily to a decrease of approximately $81,000 in payroll related expenses as the result of having fewer employees in 2008, and a decrease of $65,100 in the cost of DNA materials and lab supplies as the Company's research and development activities declined in 2008 due to the lack of funds.

         General and Administrative Expenses. General and administrative expenses increased to $786,100 for the second quarter of 2008 compared to $552,441 for the same period in 2007 primarily due to the increases of approximately $389,605 in expense recorded for options and warrants issued during 2008(of which approximately $223,197 related to the settlement with two former executive officers), $23,800 in accounting related expenses and $20,000 in investor relations expenses and decreases of $136,522 in legal fees, primarily due to the settling of the Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by two former executive officers in 2007, and $71,200 in payroll and board of directors expenses.

         Consulting Expenses. Consulting expenses decreased to $14,474 for the second quarter of 2008 compared to $20,743 for the same period in 2007. This decrease was due to a reduction in the costs of financial consultants retained to advise the Company regarding financing options.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $15,288 for the second quarter of 2008 compared to $16,442 for the same period in 2007 due primarily to there being no equipment purchased during this period and some of the older equipment reaching the fully depreciated stage.

         Interest Expense. Interest expense increased approximately $13,018 to $14,869 for the second quarter of 2008 compared to $1,851 for the same period in 2007 due to a loan from a related party.



Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.
--------------------------------------------------------------------------------

         For the six months ended June 30, 2008, we reported a net loss of $1,997,316, or less than one cent per share, and revenue of $28,348 as compared with a net loss of $2,601,770, or less than one cent per share, and revenue of $39,459 for the six months ended June 30, 2007. Revenue for the six months ended June 30, 2008 and 2007, respectively resulted from the sale of synDNA.

         Research and Development Expenses. Research and development expenses decreased to $537,925 for the six months ended June 30, 2008 as compared to $1,326,825 during the same period in 2007 due to a decrease of approximately $355,000 in equity award expenses in 2008. The cost of DNA materials and lab supplies declined by approximately $105,000 in the six months ended June 30, 2008 from the same period in 2007. The payroll expenses related to R&D declined by approximately $81,000 in 2008 as the number of employees decreased in 2008. Additionally, R&D consulting expenses declined by approximately $99,000 in 2008 compared to the same period in 2007. R&D consulting expenses in 2007 were incurred to with improve the production process for the manufacture of synDNA.

         General and Administrative Expenses. General and administrative expenses increased to $1,340,665 for the six months ended June 30, 2008 compared to $1,251,157 for the same period in 2007 primarily due to the increase in auditing and investor relations expenses.

         Consulting Expenses. Consulting expenses increased to $66,483 for the six months ended June 30, 2008 compared to $28,774 for the same period in 2007. This increase was due to costs of financial consultants retained to advise the Company regarding financing options.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $31,148 for the six months ended June 30, 2008 compared to $31,884 for the same period in 2007 due primarily to there being no equipment purchased during this period and some of the older equipment reaching the fully depreciated stage.

         Interest Expense. Interest expense increased approximately $28,121 to $31,594 for the six months ended June 30, 2008 compared to $3,473 for the same period in 2007 due to a loan from a related party.

Liquidity and Capital Resources

We had minimal revenues for the three months and six month periods ended June 30, 2008 and 2007.

Our working capital deficit increased by $760,844 to ($2,250,851) at June 30, 2008 compared to ($1,490,007) at December 31, 2007. This deficit is primarily due to lack of revenues while we are continuing to incur ordinary research and development and operating expenses.

Our cash flows from operations were negative during the six months ended June 30, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding sources during the six months ended June 30, 2008 came from $300,000 in related party loans and $201,000 from stock subscriptions. Also there were repayments on debt of $45,014. The resulting cash provided by financing activities was $455,986.

We consumed $346,046 in cash from operating activities for the six months ended June 30, 2008 compared with $1,784,557 for the six months ended June 30, 2007.

We had a net loss of  $1,114,061,  $1,013,232,  $1,997,316,  and  $2,601,770  or
$0.01, $0.01, $0.01, and $0.02 per share for the three and six months ended June 30, 2008 and 2007, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2008 or to bring us to a positive cash flow position. If we do not raise sufficient capital to execute our business plan, it is possible that we will not be able to continue as a going concern.

The Company is currently operating at a loss and will continue to require equity financing until it develops revenue from payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require hiring of additional personnel, significant expenses associated with additional research and development, preclinical testing and clinical trials, as well as processes directly related to attaining regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

We are attempting to raise additional capital through bridge loans and sales of common stock either through private placements or public offerings, as well as seeking other sources of funding. There are no assurances that the Company will be able to achieve a level of revenues adequate to generate sufficient cash flow from operations or obtain the additional financing through private placements or public offerings to support the investment in the Company's technologies. It is possible that additional equity financing will be highly dilutive to existing shareholders. If these funds are not available the Company may not continue its operations or execute its business plan.

Intellectual Property Matters:

In the quarter ended March 31, 2008, CytoGenix expanded its enforceable patent rights in the foreign markets with grant of a patent on the original ssDNA expression technology in Australia. The Company also filed an International
(PCT) patent application on its avian flu synDNASM vaccine, providing the basis for individual patent applications in selected foreign countries. The Company has also received an official US patent allowance on its anti-herpes therapeutic (SimplivirTM) which is expected to issue in the second quarter of 2008, and has filed a US divisional patent application on some of this technology in an attempt to extend the term of protection on some of this allowed technology. The Company's patent holdings currently comprise a total of 69 patents or patent applications. We currently have 14 granted patents (US and foreign) pertaining to our synDNA(TM) in vivo expression technology and 55 additional (US and foreign) pending patent applications which cover various aspects of our single stranded DNA expression vectors, including therapeutics for herpes infections and anti-bacterials, as well as our synDNA(SM) technology platform including various applications of synDNA(SM) - based vaccines.

On September 2, 2008, the United States Patent and Trademark Office issued the Company US Patent 7,419,964 for the Company's US Patent Application No. 10/313,828. This patent covers the ssDNA ICP4 expression vector acting as the active ingredient in the Company's topical anti-Herpes preparation.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NONE.


ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008. The Company concluded that material weaknesses over internal control of financial reporting, as previously disclosed, are still in existence. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of June 30, 2008 are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Employment Actions

In  November  of 2006,  the  former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers pursued arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company it issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messres. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. Copies of the Settlement Agreement and a form of warrant were attached to a Form 8-K filing on July 7, 2008 and are incorporated herein by reference. The foregoing description of the terms and provisions thereof is a summary only, and is qualified in its entirety by reference to the Settlement Agreement.

In a letter from the Department of Labor - Occupational Safety and Health Administration ("OSHA") dated June 30, 2008 addressed to Lawrence Wunderlich, Mr. Wunderlich was informed that OSHA approved the Settlement Agreement and was "closing the investigation of the . . . complaint" previously filed by Mr. Wunderlich with OSHA under Section 806 of the Corporate and Criminal Fraud Accountability Act, Title VIII of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
Section 1514A. OSHA provided the Company a copy of this letter and it was filed as an exhibit to the Form 8-K filed on July 7, 2008 and is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April 2008, the Company issued 833,333 shares of common stock, par value $0.001 per shares at a price of $0.06 per shares, for gross proceeds of $50,000, in conjunction with its private placement.

In April 2008, the Company issued 750,000 shares of common stock, par value $0.001 per shares for consulting services valued at $45,000.

In June 2008, the Company issued 2,638,291 shares of common stock, par value $0.001 per shares for the conversion of a note payable and accrued interest totaling $329,786.

The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof.



ITEM 6.  EXHIBITS.

--------------------------------------------------------------------------------

  Exhibit Number        Description
--------------------------------------------------------------------------------
          3.1*      Articles of Incorporation of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.2*      Certificate of Amendment  dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.3*      Certificate of Amendment  dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.
--------------------------------------------------------------------------------
          3.4**     Certificate of Amendment  dated April 6, 2004 of Articles of
                    Incorporation of CytoGenix,  Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)
--------------------------------------------------------------------------------
          3.5**     Certificate of Amendment  dated March 7, 2001 of Articles of
                    Incorporation of CytoGenix,  Inc. (incorporated by reference to Annex II of the  definitive  proxy  statement on Schedule
                    14A filed with the  Securities  and Exchange  Commission  on
                    December 23, 2003)
--------------------------------------------------------------------------------
          3.6*      Bylaws of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.7**     Amendment  to Bylaws of  CytoGenix,  Inc.  (incorporated  by reference to Annex I of the  definitive  proxy  statement on
                    Schedule  14A  filed  with  the   Securities   and  Exchange
                    Commission on December 23, 2003)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
          10.1** Loan Agreement dated January 7, 2008 between CytoGenix, Inc. and KV Mechanical Construction and Restoration Co., Inc.
--------------------------------------------------------------------------------
          10.2** Supply Agreement Amendment No. 2 dated April 28, 2008 between CytoGenix, Inc. and GE Healthcare Bio-Sciences Corp.
--------------------------------------------------------------------------------
          31.1      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Executive
                    Officer
--------------------------------------------------------------------------------
          31.2      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Financial
                    Officer
--------------------------------------------------------------------------------
* Incorporated by reference to the corresponding Exhibit in the Form 10-SB of the Company filed on January 31, 2001. ** Previously filed.

(b)  8k Filings

 On April 17, 2008, the Company filed a Form 8K, Item 5.02, to announce the entering into an employment agreement with its Chief Financial Officer.

On June 30, 2008, the Company filed a Form 8K, Items 1.01, 2.03 and 3.02, to announce that the Company had entered into a settlement agreement with former employees of the Company.

On August 7, 2008, the Company filed a Form 8K, Item 5.02, to announce the resignation of two of the Company's Scientists.

On August 21, 2008, the Company filed a Form 8K, Items 5.02, 5.05 and 8.01, to announce (i) the resignation of the Company's Chief Executive Officer and Chairman of the Board, and two of the Company's outside directors; (ii) the appointment of Randy Moseley, a member of the Company's board of directors, to the position of Interim Chief Executive Officer and Chairman of the Board; (iii) the amendment of the Company's Code of Ethics so that the duties of the Corporate Committee are now assigned to the entire Board of Directors, until the board grows to include a minimum of five members; and (iv) the approval of a bridge loan that will become effective upon certain conditions precedent being met by the Company.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CYTOGENIX, INC.

 Date: September 19, 2008                   By:  /s/  Randy Moseley
                                                 ------------------
                                                 Randy Moseley
                                                 Interim Chief Executive Officer