Form 10-Q
period 2008-09-30
CYTOGENIX INC
filed 2008-11-19
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2008

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

         The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 10, 2008 was 152,907,843.

                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION


ITEM 1.     Financial Statements


            Balance Sheets as of September 30, 2008 (Unaudited)
            and December 31, 2007                                              3

            Statements of Operations for the three and nine months
            ended September 30, 2008 and 2007 (Unaudited)                      4

            Statements of Cash Flows for the nine months ended
            September 30, 2008 and 2007(Unaudited)                             5

            Notes to Financial Statements (Unaudited)                          6

ITEM 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                               10

ITEM 3.     Quantitative and Qualitative Disclosures About Market Risk        13

ITEM 4.     Controls and Procedures                                           14


                       PART II OTHER INFORMATION


ITEM 1.     Legal Proceedings                                                 14

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds       15

ITEM 6.     Exhibits                                                          15


SIGNATURES                                                                    15

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

CYTOGENIX, INC.
BALANCE SHEETS

                                                                        September 30,   December 31,
                                                                             2008           2007
                                                                         (Unaudited)
            ASSETS                                                      ------------    ------------

Current Assets:
   Cash                                                                 $      1,291      $ 162, 042
   Inventory                                                                 227,481         252,144
   Receivables and other current assets                                        8,738          44,292
                                                                        ------------    ------------
                       Total Current Assets                                  237,510         458,478

Property and equipment, net                                                  191,007         237,354

Deposits                                                                       6,399           6,399
Long-term investments - restricted                                              --            53,402
                                                                        ------------    ------------
                       Total Assets                                     $    434,916    $    755,633
                                                                        ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
   Long-term debt, current portion                                      $       --      $     27,678
   Accounts payable                                                          802,557         388,463
   Accrued expenses                                                        2,033,514       1,532,344
   Advances from shareholders                                                 24,554              --
                                                                        ------------    ------------
                       Total Current Liabilities                           2,860,625       1,948,485

   Long-term debt, less current portion                                         --            17,336
                                                                        ------------    ------------
                       Total Liabilities                                   2,860,625       1,965,821
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT:
   Preferred stock, $.001 par value; 50,000,000 share authorized,
    no shares issued and outstanding                                             --              --

   Common stock, $.001 par value; 300,000,000 share authorized, 152,907,843 and
    146,309,719 share issued and outstanding
    as of September 30, 2008 and December 31, 2007, respectively             152,908         146,310

   Additional paid-in capital                                             38,414,846      36,999,514

   Treasury stock                                                           (629,972)       (629,972)

   Accumulated deficit                                                   (40,363,491)    (37,726,040)
                                                                        ------------    ------------
                       Total Stockholders' Deficit                        (2,425,709)     (1,210,188)
                                                                        ------------    ------------
                       Total Liabilities and Stockholders' Deficit      $    434,916    $    755,633
                                                                        ============    ============



   The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.

                            STATEMENTS OF OPERATIONS
            THREE AND NINE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)


                                      Three Months Ended                      Nine Months Ended
                              September 30,       September 30,       September 30,       September 30,
                                  2008                2007                2008                2007
                              -------------       -------------       -------------       -------------
                                                   (Restated)                               (Restated)



REVENUES                      $         --        $       2,555       $      28,348       $      42,014

COSTS OF REVENUES                       --                  754              18,366              13,002
                              -------------       -------------       -------------       -------------

       GROSS MARGIN                     --                1,801               9,982              29,012

COSTS AND EXPENSES:
  Research and
    development                     157,400             372,886             695,325           1,699,711

  General and
    administrative                  453,378             911,747           1,794,043           2,162,904

  Consulting expense                 13,780             126,029              80,263             154,803

  Depreciation and
    amortization                     15,200              16,730              46,348              48,614
                              -------------       -------------       -------------       -------------
LOSS FROM OPERATIONS               (639,758)         (1,425,591)         (2,605,997)         (4,037,020)

OTHER INCOME:
  Interest income                      --                 2,831                 517              15,963
  Interest expense                     (377)             (1,810)            (31,971)             (5,283)
  Gain on disposal of
    property and equipment             --                 1,150                --                 1,150
                              -------------       -------------        ------------       -------------

NET LOSS                      $    (640,135)      $  (1,423,420)      $  (2,637,451)      $  (4,025,190)
                              =============       =============       =============       =============

Net loss per share:
      Basic and diluted
      net loss per share      $       (0.00)      $       (0.01)      $       (0.02)      $       (0.03)
                              =============       =============       =============       =============

Weighted average shares
outstanding:
      Basic and diluted         152,908,266         140,735,630         149,591,806         140,687,851
                              =============       =============       =============       =============


   The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                            STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDING SEPTEMBER 30, 2008 AND 2007
                                   (UNAUDITED)

                                                                    2008            2007
                                                                                (Restated)
OPERATING ACTIVITIES:                                            ----------     -----------
     Net Loss                                                  $(2,637,451)   $(4,025,190)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                                  46,348         48,614
     Share-based compensation expense                              891,143      1,016,044
     Gain on disposal of property & equipment                          --          (1,150)
     Accrued interest income on long-term investment-
       restricted                                                     --            4,565
     Changes in operating assets and liabilities:
      Receivables and other current assets                          35,554        (18,697)
      Inventory                                                     24,663        105,025
      Accounts payable                                             414,094          6,764
      Accrued expenses                                             830,956        426,671
                                                               -----------    -----------
Net cash used in operation activities                             (394,693)    (2,437,354)
                                                               -----------    -----------

INVESTING ACTIVITIES:
     Proceeds from restricted long-term
       investment                                                   53,402        115,500
     Purchase of property and equipment                               --          (39,290)
     Payments for deposit on building contract                    (300,000)      (245,589)
                                                               -----------    -----------
Net cash used in investing activities                             (246,598)      (169,379)
                                                               -----------    -----------

FINANCING ACTIVITIES:
     Payment on notes payable                                      (45,014)       (18,634)
     Proceeds from notes payable  related party                    300,000           --
     Proceeds from shareholder advances                             24,554
     Proceeds from stock subscriptions                             201,000           --
                                                               -----------    -----------
Net cash provided by (used in) financing activities                480,540        (18,634)
                                                               -----------    -----------
NET CHANGE IN CASH                                                (160,751)    (2,625,367)

CASH, beginning of period                                          162,042      2,854,197
                                                               -----------    -----------
CASH, end of period                                            $     1,291    $   228,830
                                                               -----------    -----------


SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                             $     1,808    $     5,283

     Income taxes paid                                         $      --      $      --

NONCASH TRANSACTIONS:
      Note payable and accrued interest converted
      to common stock                                          $   329,786    $      --


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

NOTE 2 - RELATED PARTY TRANSACTION

The Company entered into a loan agreement dated January 7, 2008 to borrow money from KV Mechanical Construction and Restoration Company, Inc. KV Mechanical
Construction and Restoration Company, Inc. is a significant shareholder of the Company owning approximately 6.1% of the Company's common stock. The principal amount of the loan was $300,000 with an annual interest rate of 24%. In June 2008, KV Mechanical Construction and Restoration Company, Inc. elected to convert its loan of $300,000 and accrued interest of $29,786 to 2,638,291 shares of the Company's common stock.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

CytoGenix is obligated, per employment agreements, to deliver cash bonuses after year end based on the increase in average share price of the Company's common stock from the last 20 trading days of 2008 compared to the last 20 trading days of 2007. This bonus is payable when the stock appreciation is at least 15%. The Company has accrued no bonus amount in the first nine months of 2008 based on the Company's common stock price as of September 30, 2008.

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

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company to issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messres. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. The Company has negotiated with Messres. Vazquez and Wunderlich to defer the commencement of the monthly payments set forth in the settlement agreement from October 1, 2008 to January 1, 2009.

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

NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

At September 30, 2008, the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan. The Company accounts for these plans in accordance with SFAS No. 123 (revised 2004), "Share-Based
Payment" SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted the SFAS
123 (R) effective January 1, 2006 using the modified prospective method.

The  following  compensation  expense was  recorded  for the nine  months  ended
September 30, 2008, which includes $118,299 associated with the issuance of 2,000,000 options in the second quarter of 2008 to Directors in exchange for the return of 156,000 shares previously issued to them as Director compensation:

Research and development                    $   31,814
General and administrative                     442,421
                                            ----------
         Stock-based compensation           $  474,235
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

A summary for our  stock-based  compensation  activity for the nine months ended
September 30, 2008 is presented below:
                                                                          Average        Aggregated
                                                        Average            Life             Fair
                                        Options         Price (1)        (years)(2)         Value
                                      -----------      -----------      -----------      -----------
Outstanding at December 31, 2007       24,286,000      $      0.48             6.85      $11,059,071

      Granted                           2,000,000             0.06             9.75          120,000
      Exercised                              --                --                                --
      Forfeited/expired               (15,195,000)            0.47               --       (7,101,513)
                                      -----------      -----------      -----------      -----------

Outstanding at September 30, 2008      11,091,000      $      0.45             7.60      $ 4,077,558
                                      ===========      ===========      ===========      ===========

Exercisable at September 30, 2008       9,957,667     $      0.38             7.45      $ 3,771,559

(1) Weighted-average exercise price (2) Weighted-average contractual life remaining

NOTE 5 -WARRANTS

On July 3, 2008, the Company issued warrants to its Vice President-Legal Counsel to purchase 3,000,000 shares our its common stock with an exercise price equal to $0.06 per share. These warrants become vested immediately and expire on July
3, 2018 if not exercised by such date. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of ten years; (2) a computed volatility rate of 155%; (3) a discount rate of 3.99% and (4) zero dividends. The fair value of these warrants was estimated to be $177,899 and is included in general and administrative expenses for the nine months ended September 30, 2008.


On June 30, 2008, the Company issued  warrants to former  employees,  as part of the settlement  agreement  discussed in Note 3, to purchase  5,200,000 shares of our common stock with an exercise  price equal to $0.05 per share for  1,733,332 of the  warrants,  $0.10 per share for  1,733,334  of the warrants and $0.15 per share for the remaining 1,733,334 warrants. These options vested immediately and have a term of three years.  We estimated  the fair value of these options using the Black-Scholes  method with assumptions  including:  (1) term of three years;
(2) a computed  volatility  rate of 152%;  (3) a discount  rate of 2.91% and (4)
zero  dividends.  The fair value of these  warrants was estimated to be $196,849 and was  included in general  and  administrative  expenses  for the nine months ended September 30, 2008.

Summary of warrant and option information at September 30, 2008 is as follows:

                   Weighted
                      Avg.   Outstanding    Forfeitures   Outstanding   Exercise
                   Beginning of and End
                     Price       Period      New Grants   Cancellations    Exercises    of Period
                     -----       ------      ----------   -------------    ---------    ---------
Year ended
December 31, 2007                   -             -              -             -             -

2008 Activity:
2008 Grants          $0.05          -         1,733,332          -             -        1,733,332
2008 Grants          $0.10          -         1,733,334          -             -        1,733,334
2008 Grants          $0.15          -         1,733,334          -             -        1,733,334
2008 Grants          $0.06          -         3,000,000          -             -        3,000,000
-------------------------------------------------------------------------------------------------
September 30, 2008   $0.09          -         8,200,000          -             -        8,200,000
-------------------------------------------------------------------------------------------------


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

NOTE 7 - COMMON STOCK

In the nine months  ended  September  30,  2008,  the Company  issued  6,754,124 restricted shares of its common stock for cash, services rendered and conversion of notes Payable as follows;

o        101,250  shares at a price of $0.16  per share as part of its  November
         30, 2007 private placement.
o        3,014,584 shares for $201,000 cash.
o 249,999 shares with a value of $40,000 for services rendered to outside to outside consultants (83,333 shares were issued each to TMS
        Investments, Inc., Harris  Forbes,  Inc.,  and  Chasseur  Corporation).
o 750,000 shares to BioXcel Corporation with a value of $45,000 for Services rendered.
o        2,638,291 shares for the conversion of a note payable and accrued
         Interest totaling $329,786.

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

The effect of the  restatement  on specific items in the statement of operations is as follows:
                                             Nine months ended September 30, 2007
                                          --------------------------------------------
                                          As Previously
                                            Reported      Adjustments      As Restated
                                          ------------    ------------    ------------

COSTS AND EXPENSES:

  Research and development                $  2,798,032    $ (1,098,321)   $  1,699,711

  General and administrative                 3,785,198      (1,622,294)      2,162,904


LOSS FROM OPERATIONS                        (6,757,635)      2,720,615      (4,037,020)


NET LOSS                                    (6,745,805)      2,720,615      (4,025,190)



The effect of the  restatement  on specific items in the statement of cash flows is as follows:
                                              Nine months ended September 30, 2007
                                            --------------------------------------------
                                            As Previously
                                              Reported      Adjustments      As Restated
OPERATING ACTIVITIES:                      ------------     -----------      -----------

 Net Loss                                  $(6,745,805)     $ 2,720,615     $(4,025,190)
 Adjustments to reconcile net loss
  to net cash

 Share-based compensation expense            3,636,655       (2,720,615)        916,040


 Net cash used in operating activities      (2,437,354)            --        (2,437,354)


NOTE 9 - SUBSEQUENT EVENTS

On November 14, 2008, the Company's Board of Directors elected Lex M. Cowsert, Ph.D. as a member of the Company's Board of Directors and to the positions of President and Chief Executive Officer, effective immediately. Dr. Cowsert, replaces Randy Moseley, who had served as Interim Chief Executive Officer since August 18, 2008 while the Company searched for a permanent Chief Executive Officer. Mr. Moseley will continue to serve as Chairman of the Board of Directors and Principal Financial Officer.

The Company and Dr. Cowsert entered into a Terms Agreement specifying: a base salary of $10,000/month for six months, subject to adjustments with an option to convert deferred salary to common stock based on a 30 day moving average should the Company not have the funds to pay his salary; a hiring bonus of 500,000 shares of the Company's common stock at a purchase price of $0.001/share; benefits as provided to other officers and directors of the Company; and a housing allowance of $1,600/month for six months. The Company intends to enter into an employment agreement with Dr. Cowsert to memorialize the terms of his employment, which will include the terms of the initial six month term and will provide for an extension for continued employment.

The Company received approximately $25,000 in shareholder advances subsequent to September 30, 2008.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007.
--------------------------------------------------------------------------------

         For the three months ended September 30, 2008, we reported a net loss of $640,135 and revenue of $-0- as compared with a net loss of $1,423,420 and revenue of $2,555 for the three months ended September 30, 2007. Revenue for the three months ended September 30, 2007 resulted from the sale of synDNA.

         Research and Development Expenses. Research and development expenses decreased to $157,400 for the third quarter of 2008 as compared to $372,886 during the same period in 2007 due primarily to a decrease of $69,316 in payroll related expenses as the result of having fewer employees in 2008, a decrease of $84,166 in the cost of sponsored research and lab supplies, and a decrease of $53,431 in consulting expenses as the Company's research and development activities declined in 2008 due to the lack of operating funds.

         General and Administrative Expenses. General and administrative expenses decreased to $453,378 for the third quarter of 2008 compared to $911,747 for the same period in 2007 primarily due to a decreases of $72,932 in expenses recorded for options and warrants issued and vested during 2008, a decrease of $156,723 in officers and employee salary expenses due the resignation of officers and reduction in employees, a decrease of $188,630 in legal fees, primarily due to the settling in the first half of 2008 of the Sarbanes-Oxley whistleblower complaint and an arbitration complaint filed by two former executive officers in 2007.

         Consulting Expenses. Consulting expenses decreased to $13,780 for the third quarter of 2008 compared to $126,029 for the same period in 2007. This decrease was due to a decrease of $75,004 in the costs of financial consultants retained to advise the Company regarding financing options and a decrease of $35,625 in construction manager fees as the construction of a company facility was terminated in the first quarter of 2008.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $15,200 for the third quarter of 2008 compared to $16,730 for the same period in 2007 due primarily to there being no equipment purchased during this period and some of the older equipment reaching the fully depreciated stage.

         Interest Expense. Interest expense decreased approximately $1,433 to $377 for the third quarter of 2008 compared to $1,810 for the same period in 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.
--------------------------------------------------------------------------------

         For the nine months ended September 30, 2008, we reported a net loss of $2,637,451 and revenue of $28,348 as compared with a net loss of $4,025,190, and revenues of $42,014 for the nine months ended September 30, 2007. Revenues for the nine months ended September 30, 2008 and 2007, respectively resulted from the sale of synDNA.

         Research and Development Expenses. Research and development expenses decreased to $695,325 for the nine months ended September 30, 2008 as compared to $1,699,711 during the same period in 2007 due to a decrease of $395,099 in equity award expenses, a decrease of $292,511 in the cost of sponsored research and the cost of DNA materials and lab supplies, a decrease of $158,773 in payroll related expenses as the number of R&D employees has decreased in 2008 and a decrease of $151,602 in R&D consulting expenses that had previously been incurred to improve the production process for the manufacture of synDNA.

         General and Administrative Expenses. General and administrative expenses decreased to $1,794,043 for the nine months ended September 30, 2008 compared to $2,162,904 for the same period in 2007 primarily due to the decrease of $134,764 in officer salaries, a decrease of $483,472 in legal fees (of which $304,025 related to former employees arbitration actions settled in the first half of 2008) partially offset by an increase of $50,000 in investor relations expenses.

         Consulting Expenses. Consulting expenses decreased to $80,263 for the nine months ended September 30, 2008 compared to $154,803 for the same period in 2007. This decrease was due to costs of a reduction of expenses related to financial consultants retained to advise the Company regarding financing options.

         Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $46,348 for the nine months ended September 30, 2008 compared to $48,614 for the same period in 2007 due primarily to there being no equipment purchased during this period and some of the older equipment reaching the fully depreciated stage.

         Interest Expense. Interest expense increased approximately $26,688 to $31,971 for the nine months ended September 30, 2008 compared to $5,283 for the Same period in 2007 due interest expense incurred on a loan from a related party.

Liquidity and Capital Resources

We had no or minimal revenues for the three months and nine month periods ended September 30, 2008 and 2007.

Our working capital deficit increased by $1,133,108 to ($2,623,115) at September 30, 2008 compared to ($1,490,007) at December 31, 2007. This deficit is primarily due to lack of revenues while we are continuing to incur ordinary research and development and operating expenses.

Our cash flows from operations were negative during the nine months ended September 30, 2008 and 2007, respectively, due to our lack of revenues and the continuation of research and development and operating costs. Our primary funding sources during the nine months ended September 30, 2008 came from $300,000 in related party loans, $24,554 from shareholder advances and $201,000 from stock subscriptions. Also there were repayments on debt of $45,014. The resulting cash provided by financing activities was $480,540.

We consumed $394,693 in cash from operating activities for the nine months ended September 30, 2008 compared with $2,437,354 for the nine months ended September 30, 2007.

We had a net loss of $640,135, $1,423,420,  $2,637,451, and $4,025,190 or $0.00,
$0.01, $0.02, and $0.03 per share for the three and nine months ended September 30, 2008 and 2007, respectively.

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

The Company is currently operating at a loss and will continue to require equity and/or debt financing until it develops revenue from payments earned under future product development joint ventures, licensing agreements, and royalties. The process of developing the Company's future products will require hiring of additional personnel, significant expenses associated with additional research and development, preclinical testing and clinical trials, as well as processes directly related to attaining regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at least two more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

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

As of September 30, 2008, CytoGenix holds 15 granted patents (2 US; 13 foreign) covering our original ssDNA expression vector and anti-herpes platforms, with 27 additional pending patent applications covering these as well as our synDNA and avian flu vaccine platforms.


ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

NONE.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008. The Company concluded that material weaknesses over internal control of financial reporting, as previously disclosed, are still in existence. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of September 30, 2008 are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 6.  EXHIBITS.

  Exhibit Number        Description
--------------------------------------------------------------------------------
          3.1*      Articles of Incorporation of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.2*      Certificate of Amendment  dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.3*      Certificate of Amendment  dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.
--------------------------------------------------------------------------------
          3.4**     Certificate of Amendment  dated April 6, 2004 of Articles of
                    Incorporation of CytoGenix,  Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)
--------------------------------------------------------------------------------
          3.5**     Certificate of Amendment  dated March 7, 2001 of Articles of
                    Incorporation of CytoGenix,  Inc. (incorporated by reference to Annex II of the  definitive  proxy  statement on Schedule
                    14A filed with the  Securities  and Exchange  Commission  on
                    December 23, 2003)
--------------------------------------------------------------------------------
          3.6*      Bylaws of Cryogenic Solutions, Inc.
--------------------------------------------------------------------------------
          3.7**     Amendment  to Bylaws of  CytoGenix,  Inc.  (incorporated  by reference to Annex I of the  definitive  proxy  statement on
                    Schedule  14A  filed  with  the   Securities   and  Exchange
                    Commission on December 23, 2003)
--------------------------------------------------------------------------------
          10.1**    Loan Agreement dated January 7, 2008 between CytoGenix, Inc.
                    and KV Mechanical Construction and Restoration Co., Inc.
--------------------------------------------------------------------------------
          10.2**    Supply  Agreement  Amendment  No.  2 dated  April  28,  2008 between CytoGenix, Inc. and GE Healthcare Bio-Sciences Corp.
--------------------------------------------------------------------------------
          31.1      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Executive
                    Officer
--------------------------------------------------------------------------------
          31.2      Rule  13a-14(a)/15d-14(a)  Certification  of Chief Financial
                    Officer
--------------------------------------------------------------------------------
          32.1      Certification  by Chief  Executive  Officer  pursuant  to 18
                    U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
          32.2      Certification  by Chief  Financial  Officer  pursuant  to 18
                    U.S.C.  Section 1350, as adopted  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
* Incorporated by reference to the corresponding Exhibit in the Form 10-SB of the Company filed on January 31, 2001. ** Previously filed.

(b)  8k Filings

On November 18, 2008, the Company filed a Form 8K to report the appointment of Lex M. CowsertII, Ph.D. as a member of the Company's Board of Directors and to the positions of President and Chief Executive Officer. Dr. Cowsert, replaces Randy Moseley, who had served as Interim Chief Executive Officer since August 18, 2008 while the Company searched for a permanent Chief Executive Officer. Mr. Moseley will continue to serve as Chairman of the Board of Directors and Principal Financial Officer.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 19, 2008

By: /s/ Lex M. Cowsert, Ph.D.                        By: /s/ Randy Moseley
    ------------------------                            -----------------
Lex M. Cowsert, Ph.D.                                Randy Moseley
Chief Executive Officer                              Principal Financial Officer
(Appointed November 14, 2008)