Form 10-K
period 2008-12-31
CYTOGENIX INC
filed 2009-05-15
CIK 1005302

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

               |X| ANNUAL REPORT UNDER SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OF 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                        COMMISSION FILE NUMBER: 000-26807

                                 CYTOGENIX, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                   76-048409
  (State or other jurisdiction            (I.R.S. Employer Identification
     of incorporation)                          or organization No.)

              3100 WILCREST, SUITE 140, HOUSTON, TEXAS    77042
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

Large accelerated  filer |_|                   Non-accelerated  filer | |
Accelerated  Filer |_ |                        Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2008 (the last business day of the Registrant's most recently completed second fiscal quarter) was approximately $6,694,000. The number of outstanding shares of the Registrant's Common Stock as of the close of business on May 14, 2009 was 169,404,590.

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                 CYTOGENIX, INC.
                                 FORM 10-K INDEX

                                     PART I


                                      Page

Item 1.    Description of Business........................................     4

Item 1A.   Risk Factors ..................................................    13

Item 1B.   Unresolved Staff Comments  ....................................    13

Item 2.    Description of Property .......................................    14

Item 3.    Legal Proceedings .............................................    14

Item 4.    Submission of Matters to a Vote of Security Holders ...........    14

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters ......    15

Item 6.    Selected Financial Data  ......................................    16

Item 7.    Management's Discussion and Analysis of Financial
           Conditions and Results of Operations ..........................    16

Item 7A.   Quantitative and Qualitative Disclosures about
           Market Risk ...................................................    21

Item 8.    Financial Statements ..........................................    22

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure ...........................    36

Item 9A.   Controls and Procedures  ......................................    37

Item 9B.   Other Information .............................................    38

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............    38

Item 11.   Executive Compensation ........................................    40

Item 12.   Security Ownership of Certain Beneficial Owners
           and Management and Related Stockholder Matters ................    43

Item 13.   Certain Relationships and Related Transactions ................    44

Item 14.   Principal Accountant Fees and Services ........................    44

                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports
           on Form 8-K....................................................    45

           Signatures.....................................................    46

                                     PART I


ITEM 1. DESCRIPTION OF BUSINESS

GENERAL OVERVIEW

CytoGenix, Inc. ("CytoGenix" or "the Company") is a biopharmaceutical company whose primary focus is the development and commercialization of its proprietary technologies for identifying and silencing disease causing genes, expressing proteins for applications such as vaccines and isolating novel nucleic acid-based anti-microbial compounds. The Company's three technologies include:
i) gene silencing techniques (ssDNA) applicable to genes from pathogenic organisms or selected genes from a patient to prevent the expression of harmful proteins, thereby preventing or ameliorating disease; ii) a novel, cell free process to produce large quantities of DNA (synDNA(TM)) for use in its own products and for sale to other biopharmaceutical or life science companies; and
iii) a methodology to isolate and characterize novel DNA-based drugs (Oligogenix(TM)) to which harmful bacteria have not developed resistance. The Company seeks to generate revenues and improve the health and well-being of humans, animals and plants by utilizing its technology to produce molecular therapies. In addition to development and commercialization of therapeutic compounds, the Company seeks to provide the service of custom DNA manufacturing as well as to sell and/or license its technology to other research facilities and companies seeking to research or regulate a specific gene function and to consumers of plasmid DNA.

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

GENE EXPRESSION AND HUMAN DISEASE

Widely published scientific studies conducted over the last 20 years by leading universities, government research laboratories such as the National Institutes of Health and the National Cancer Institute, and private research laboratories, have established that most diseases are the result of malfunctioning genes in an organism's genome, or the activities of genes expressed by pathogens such as viruses, bacteria or fungi. This genetic activity causes the production of harmful proteins that lead to the symptoms and destructive results of diseases. Examples of diseases caused by the production of such harmful proteins include cancer, herpes, sepsis (blood poisoning) and a host of others. To produce a protein, a cell first makes a positive copy (messenger RNA) of the DNA code containing the information necessary to produce the protein. This messenger RNA
(mRNA) is called the "sense" molecule. This message-carrying molecule then moves to another part of the cell where it participates in the assembly of the biochemical components to produce proteins.

In many instances it is possible to inhibit the production of these harmful proteins by introducing or producing small molecules of specific genetic material into the cells themselves. This genetic activity can be interrupted and controlled at three levels with the introduction of multiple copies of a specific sequence of single stranded DNA ("ssDNA") into the cells at the level of the genomic DNA itself, interfering with the transcription of the messenger RNA ("mRNA") or by directly binding to a protein to disable it.

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

DEVELOPMENTS TO DATE (RESEARCH AND DEVELOPMENT)

The ssDNA expression vector technology originated with the work of Dr. Charles Conrad, which he developed while at InGene, Inc. The original expression cassette technology is protected by issued United States Patent No. 6,054,299 entitled, "Methods and Compositions for Producing Single-stranded cloned DNA in eukaryotic cells." In 1999, CytoGenix purchased the rights to Dr. Conrad's patent as well as other proprietary information from InGene, and has since instituted a broad research and development program to advance single stranded DNA expression technology. Applications to protect subsequent improvements and therapeutic applications of this technology have since been filed to expand the protection of this technology in both the US and foreign markets. As of December 31, 2008 CytoGenix holds a patent portfolio of approximately 13 granted and 2 allowances with approximately 55 additional foreign or US pending patent applications claiming methods and materials in connection with our platform technologies. This assertive approach for protection of the Company's technology has enabled CytoGenix to expand and refine the development of therapeutics for human, animal and agricultural use. The Company currently holds thirteen granted patents covering the early ssDNA expression technology in US and foreign markets, and one US and one foreign allowance for our Herpes therapeutic.

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

The Company has developed a novel screening library technique to identify oligonucleotides with specific activity against bacteria in a given culture. This technology platform is called Oligogenix(TM) and has been used to produce compounds with activity against bacteria using mimetic oligonucleotides as sequences to silence targeted bacterial genes. Targeted genes include those necessary for the bacteria's survival, reproduction and/or for the expression of various toxins. Animal studies using these compounds have demonstrated cytotoxic activity against bacterial species including Escherichia coli, methicillin resistant and vancomycin resistant Staphylococcus aureus.

The Company has also developed a novel cell-free large scale DNA synthesis technique (synDNA(TM)) for producing therapeutic DNA which bypasses the bacteria-based fermentation process. The cell-free synthesis of DNA has various advantages: CytoGenix's DNA is virtually free of bacterial endotoxins, as well as bacterial DNA, RNA and proteins which must be removed from DNA manufactured using traditional fermentation process using live bacteria. CytoGenix's process does not require the use of antibiotic markers and does not require genetic sequences comprising the usual backbone of plasmid DNA. Elimination of the plasmid backbone enables production of DNA constructs that are approximately 3 kilobase pairs smaller than the equivalent plasmid DNA. More importantly, the synDNA(TM) technology can produce therapeutic DNA's more rapidly and with fewer complications than in the traditional fermentation methods.

Using its expanding technological base, the Company is seeking to develop drugs and vaccines that address significant and unmet medical needs. The Company has conducted research and/or preclinical development with product candidates in the following areas: infectious disease (anti-virals and anti-bacterials), inflammation, cancer and vaccines.

PRODUCTS UNDER DEVELOPMENT:

INFECTIOUS DISEASE PROGRAM

ANTI-VIRAL: Our herpes therapeutic, SIMPLIVIR(TM), is an anti-herpes topical compound which will potentially address the needs of 70 million infected Americans. Today's marginally effective products have revenues in excess of $1 billion. The most likely methods of use include prophylactic and neonatal applications. The Company's proprietary plasmid DNA sequences are believed to turn-off the expression of the HSV ICP4 and ICP47 genes. Found in HSV-1, -2, Herpes Zoster, and other viruses in that family, the ICP4 gene is critical for the replication of the virus in the host cell. The ICP47 gene produces a protein that assists the virus in interfering with a host's immune system in recognizing the virus and eliminating it. Pre-clinical, in vitro studies have shown a 100-fold reduction in HSV viral load in test cells containing the Company's proprietary plasmid DNA coded with an ICP4 knockdown sequence.
 Mouse trials have been conducted and additional studies with cotton rats are planned. Pre-clinical toxicology, absorption, distribution, metabolism and excretion (ADME) studies are being designed and the Company plans to file an Investigational New Drug (IND) application with the Food & Drug Administration
(FDA) at such time as it has the funds to do so.

ANTI-MICROBIALS: Using its proprietary technique (Oligogenix(TM)), the Company has developed and tested compounds against methicillin and vancomycin resistant Staphylococcus aureus (MRSA and VRSA). Additional studies to determine dosages and minimum inhibitory concentrations are planned. These anti-bacterial compounds also require ADME studies.

DNA VACCINES: Using the synDNA(TM) process, the Company is developing DNA vaccines for use in humans and animals.

     HUMAN VACCINES:
     DNA vaccines against both seasonal influenza as well as the highly pathogenic and potentially pandemic humanized avian influenza virus (H5N1) are being developed and tested in animal models (mice and ferrets). Together with ADME and toxicology studies, additional pre-clinical studies have been planned in order to analyze the immune response triggered as well as optimize the immunization regimen.

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

     Cattle: Finally, in collaboration with the United States Department of Agriculture, the Company is engaged in a project to develop a synDNA(TM) based vaccine against brucellosis, a zoonotic disease which is easily transmitted from animals to humans and is consequently of global importance. Tests using various DNA vaccines developed by the Company as well as various combinatory formulas have been completed in a laboratory animal model. Ongoing analysis of the data gathered should provide information as to the next course of action to be taken.

synDNA(TM) PROCESS

As briefly noted above, the Company has developed a novel method for producing large amounts of high quality therapeutic DNA (synDNA(TM)) with reductions in residual contaminants compared to traditional fermentation methods. Specifically, the Company has identified and developed a method for in vitro DNA synthesis and amplification for the production of good manufacturing practice-grade (GMP) drug substances.

Cell-free amplification of DNA sequences has many important benefits beginning with the size and composition of the therapeutic compound. Under this system, there is no need for bacterial replication genes or selection markers such as antibiotic resistant genes found on most bacterial plasmid vectors. In most cases, this will reduce the size and weight of the therapeutic DNA by at least 3,000 base pairs or a molecular weight of approximately 2,000 kilo Daltons
(kDa). The Dalton is a measure of molecular weight or mass. Molecular weight has long been recognized as a significant factor in the uptake of DNA by cells with smaller being more preferred. The total absence of bacteria and growth media assures that there is no need to employ mechanical or chemical purification methods to extract cell or animal proteins, RNA, genomic DNA and backbone molecules. This feature allows the designer more control of coding for non-specific and specific immune responses.

Robust biological activity.

The Company's experiments have shown that the biological response to this material (devoid of vector backbone) is similar to traditional plasmids. Experiments conducted in several animal models have shown that linear DNA prepared with the CytoGenix synDNA(TM) process triggers a robust biological response (immune or physiological, depending on the application) in treated groups similar to plasmid DNA -treated animals.

Low risk, competitive cost, universal accessibility and fast cycle time.

The entire process is bench-scale and requires little equipment, space or human intervention in comparison to bacterial fermentation manufacturing facilities. This process easily lends itself to liquid-handling automation, and a skilled technician can synthesize multi-gram quantities of this material within a few weeks, while working in a compact room-size facility. Unlike PCR, this process requires only basic laboratory equipment and is therefore accessible to many facilities around the world, especially field facilities in rural settings where access to specialized equipment is limited and often prohibitive.

Improved regulatory profile.

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

CytoGenix is carrying out a multi-pronged strategy to continue commercializing this technology. The following summarizes the Company's activities and plans:

     o PROCESS OPTIMIZATION AND SCALE-UP: The Company has conducted experimentation to achieve yield optimization, efficiency and reduced costs. The process has progressed from manufacture of milligram quantities to producing gram quantities consistently. The Company has conducted animal studies comparing synDNA(TM) compounds with various plasmids to verify that the synDNA(TM) based compounds exert bioactivity equal to or greater than plasmids produced via traditional methods. These studies have analyzed various Company produced DNA vaccines and compounds for expressing specific proteins.

     o DEVELOP REAGENT SUPPLIERS AND SOURCING: The Company entered into an Agreement with General Electric Healthcare Bio-Science Corporation ("GEHBC") to provide necessary enzymes and reagents for large-scale production of DNA using the synDNA(TM) process for therapeutic applications. GEHBC is the Company's largest supplier of enzymes and reagents, however other sources are available for the Company's research purposes.

     o    BUSINESS DEVELOPMENT,  the Company is currently evaluating options for
          industry   partnership  for  continued   development  of  the  process
          including contract manufacturing.

The Company is currently supporting a Sponsored Research Agreements (SRA):

         Dr. Slobodan Paessler at the University of Texas Medical Branch at Galveston has conducted animal trials to test CytoGenix's synDNA(TM) vaccine against avian flu (H5N1). Several challenge rounds have been conducted exposing vaccinated mice to lethal doses of the Vietnam strain of avian flu. A significant majority of vaccinated mice survived the exposure. All animals in the control groups died. These experiments were continued with the use of ferrets as a second animal model. The collaboration with Dr. Paessler will extended to the development of DNA vaccines with veterinary applications, at such time as the Company has the funds to do so.

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

     o The Company will seek to maintain and expand its patent portfolio and proprietary technology. The Company aggressively pursues patent protection to maintain worldwide rights relating to the development, manufacture and sale of oligodeoxynucleotide mediated therapeutics and services and products related to the manufacture of synDNA(TM) and ssDNA.

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

     o The Company plans to expand its customer base of non-competitors o for uses of synDNA(TM) as it advances the ability to amplify and purify diverse sequences. The sales will come from excess capacity above the material the Company needs for its own product development. The
          Company will seek strategic partners to expand the production and distribution of synDNA(TM) based products.

MARKETING STRATEGY

The Company plans to market initial products, when developed, and for which it will obtain regulatory approval, through marketing arrangements or other licensing arrangements with pharmaceutical companies. Implementation of this strategy will depend on many factors, including the market potential of any products the Company develops, and its financial resources. To market products that will serve a large, geographically diverse patient population, we expect to enter into licensing, distribution, or partnering agreements with pharmaceutical companies that have large, established sales organizations. The timing of the Company's entry into marketing arrangements or other licensing arrangements with large pharmaceutical companies will depend on successful product development and regulatory approval within the regulatory framework established by the Federal Food, Drug and Cosmetics Act, as amended, and regulations promulgated there under. Although the implementation of initial aspects of the Company's marketing strategy may be undertaken before this process is completed, the development and approval process typically is not completed in less than three to five years after the filing of an Investigational New Drug ("IND") application and its marketing strategy therefore may not be implemented for several years. See "Drug Approval Process and Other Governmental Regulation" below.

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

DRUG DISCOVERY

The drug discovery process can take several years. Once a company locates a screening lead, or starting point for drug development, isolation and structural determination may begin. The development process results in numerous chemical modifications to the screening lead in an attempt to improve its drug properties. After a compound emerges from the above process, the next steps are to conduct further preliminary studies on the mechanism of action, further in vitro (test tube) screening against particular disease targets and, finally, some in vivo (animal) screening. If the compound passes these hurdles, the toxic effects of the compound, if any, are analyzed by performing preliminary exploratory animal toxicology. If the results are positive, the compound emerges from the basic research mode and moves into the pre-clinical phase.

Preclinical Testing

During the pre-clinical testing stage, laboratory and animal studies are conducted to show biological activity of the compound against the targeted disease, and the compound is evaluated for safety, stability, biodistribution (where the drug goes in the body) and genomic integration (where the DNA is incorporated in any of the body's cell's genome).

Investigational New Drug Application

During the pre-clinical testing, an Investigational New Drug Application ("IND") is filed with the FDA to seek permission to begin human testing of the drug. The IND becomes active if not rejected by the FDA within 30 days. The IND must indicate the results of previous experiments, how, where and by whom the studies were conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA.

Phase I Clinical Trials

After an IND becomes active, Phase I human clinical trials may begin. These tests, involving usually between 20 and 80 patients or healthy volunteers, typically take approximately one year to complete and cost between $300,000 and $500,000 per trial. The primary goal of Phase I clinical studies are focused on safety. The Phase I clinical studies also determine how a drug is absorbed, distributed, metabolized and excreted by the body, and the duration of its action. Phase I trials are not normally conducted for anticancer product candidates. A Phase Ib study involves patients with the targeted disease cancer and is focused on safety.

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

New Drug Application

After the completion of the requisite three phases of clinical trials, if the data indicate that the drug has an acceptable benefit to risk assessment and it is found to be safe and effective, a New Drug Application ("NDA") is filed with the FDA. The requirements for submitting an NDA are defined by the FDA. These applications are comprehensive, including all information obtained throughout all clinical trials as well as all data pertaining to the manufacturing and testing of the product. In general, these filings can far exceed 100,000 pages. With the implementation of the Prescription Drug Users Fee Act (PDUFA), review fees are provided at the time of NDA filing. In 2007, each NDA with clinical data must be accompanied by an $896,200 review fee. If the NDA is assessed as unacceptable in the initial 30 day review, it is returned to the submitter, with 50% of the fee. The historical average review time for a New Molecular Entity
(NME) has remained constant at approximately 16 months, however, a new NME can be approved in as little as six months.

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

Many of the Company's competitors and potential competitors have substantially greater product development capabilities and financial, scientific, manufacturing, managerial and human resources than the Company. There can be no assurance that research and development by others will not render the Company's products, or the products developed by corporate partners using its licensed technologies obsolete, or non-competitive, or that any product the Company or its corporate partners develop will be preferred to any existing or newly developed technologies. In addition, there can be no assurance that the Company's competitors will not develop safer, more effective or less costly gene delivery systems, gene therapeutics, non-gene therapies, or other therapies, achieve superior patent protection or obtain regulatory approval of product commercialization earlier than the Company, any of which could have a material adverse effect on its business, financial condition or results of operations.

RESEARCH AND DEVELOPMENT

The Company expensed $770,143 and $2,106,746 on research and development activities during the years ended December 31, 2008 and 2007, respectively. Research and development (R&D) expenses include related salaries and other share based compensation, contractor fees, materials, and utilities.

R&D expenses also consist of  independent  R&D costs and costs  associated  with
collaborative   development  arrangements  with  other  companies  and  research institutions. Research and development costs are expensed as incurred.

EMPLOYEES

As of December 31, 2008, the Company has 3 employees, 2 of whom hold advanced degrees. The Vice President -Legal Affairs, who holds an advanced degree, resigned in March 2009. None of the Company's employees are covered by collective bargaining agreements, and the Company considers relations with its employees to be good.

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

ITEM 1A. RISK FACTORS

Item 1A is not required for a smaller reporting company.


ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. DESCRIPTION OF PROPERTY

The Company's corporate executive offices are located at 3100 Wilcrest, Suite 140, Houston, Texas 77042. The Company has occupied approximately 6000 square feet of executive office and laboratory space since December 2003. The facility is in reasonable condition and is adequate for the Company's current operations. Rent on the facility averages to be $5,622 per month with a lease term ending December 2009. The Company believes it's current and contracted for facilities are suitable and adequate for its present and immediately foreseeable future operational requirements.

ITEM 3. LEGAL PROCEEDINGS

EMPLOYMENT ACTIONS

In  November  of 2006,  the  former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers pursued arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company it issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messrs. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. Copies of the Settlement Agreement and a form of warrant were attached to a Form 8-K filing on July 7, 2008 and are incorporated herein by reference. The foregoing description of the terms and provisions thereof is a summary only, and is qualified in its entirety by reference to the Settlement Agreement.

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

Four former employees have filed complaints with the Texas Workforce Commission for unpaid wages totaling approximately $175,147, which the Company has included as part of its accrued compensation liability on the December 31, 2008 balance sheet.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of securities holders during the fourth quarter of our fiscal year ended December 31, 2008.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Authorized capital stock consists of 300,000,000 shares of common stock, par value $0.001 per share, and 50,000,000 shares of preferred stock, par value $0.001 per share. There were 156,071,257 shares of common stock and no shares of preferred stock outstanding as of March 31, 2009. The Company's common stock is traded on the NASDAQ, OTC Bulletin Board under the ticker symbol CYGX.OB.

The high and low bid prices for the Company's common stock for each quarter within the last two fiscal years, as quoted by the OTC Bulletin Board, were as follows. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                         High               Low
                                         ----               ---
Fiscal Year Ending December 31, 2007

Quarter 1                                $0.66             $0.37
Quarter 2                                $0.56             $0.30
Quarter 3                                $0.40             $0.23
Quarter 4                                $0.35             $0.11

Fiscal Year Ending December 31, 2008

Quarter 1                                $0.07             $0.06
Quarter 2                                $0.05             $0.05
Quarter 3                                $0.07             $0.06
Quarter 4                                $0.02             $0.02

STOCKHOLDERS

As of March 31, 2009 there were approximately 644 shareholders of record of Common Stock, one of which is Cede & Co., a nominee for Depository Trust Company (or DTC). All of the shares of Common Stock held by brokerage firms, banks, and other financial institutions as nominees for beneficial owners are deposited into participant accounts at DTC, and are considered to be held of record by Cede & Co. as one shareholder. The Company has not paid any dividends on its Common Stock and the Board does not intend to declare any dividends in the foreseeable future.

CHANGES IN SECURITIES

All of the Company's securities sold during 2008 have been reported in this 10-K or previously reported on its Form 10-Qs and Form 8-Ks filed with the Securities and Exchange Commission.

During the year ended December 31, 2008, the Company issued 9,761,538 restricted shares of its common stock for cash, services rendered and conversion of notes Payable as follows;

     o    156,000 shares previously issued for services were surrendered.
     o    3,115,834 shares for $201,000 cash.
     o 249,999 shares with a value of $40,000 for services rendered to outside to outside consultants (83,333 shares were issued each to TMS Investments, Inc., Harris Forbes, Inc., and Chasseur Corporation).
     o 750,000 shares to BioXcel Corporation with a value of $45,000 for Services rendered.
     o 5,801.705 shares for the conversion of a note payable and accrued interest totaling $348,102.

ITEM 6. SELECTED FINANCIAL DATA

Item 6 is not required for a smaller reporting company.


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

OVERVIEW

From its inception in 1995, the Company has devoted its resources primarily to fund its research and development efforts. The Company has been unprofitable since inception and, other than limited interest and grant revenue, has had minimal revenues from the sale of products and other sources. The Company expects to continue to incur losses for the foreseeable future as it continues to expand its research and development efforts and enter additional collaborative efforts. As of December 31, 2008, the Company's accumulated deficit was $41,114,663.

RESULTS OF OPERATIONS

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

For the year ended December 31, 2008, the Company reported a net loss of $3,388,623, or $0.02 per share, and $52,348 of revenue as compared with a net loss of $6,266,075, or $0.04 per share, and $66,043 of revenue for the twelve months ended December 31, 2007.

Research and Development Expenses. Research and development expenses decreased to $770,143 for the twelve months ended December 31, 2008 compared to $2,106,746 for the same period in 2007 primarily due to a decline of approximately $428,327 in compensation in the research and development department for non-cash stock option compensation expense, a $311,941 decrease in payroll for research employees as the number of these employees decreased in 2008 and a $197,532 decrease in research and development consulting fees related to developing new clients and construction of the abandoned new building.

General and Administrative Expenses. General and administrative expenses decreased to $2,400,741 for the twelve months ended December 31, 2008 compared to $2,531,807 for the same period in 2007. This decline was due primarily to the following: (1) an increase in personnel costs by approximately $156,745; (2) decrease of $401,489 in legal fees primarily due to the settlement in 2008 of the Company's ongoing arbitration with two of its former executive officers.

Consulting Expenses. Consulting expenses decreased to $96,398 for the twelve months ended December 31, 2008 compared to $415,258 for the same period in 2007. Approximately $83,125 of this increase is attributed to the services of a construction management firm to oversee and manage the Company's abandoned construction project and $246,753 in financial consulting fees.

Depreciation and Amortization Expense. Depreciation and amortization expenses decreased to $61,548 for the twelve months ended December 31, 2008 compared to $64,879 for the same period in 2007 primarily due to no new equipment purchases in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations since inception primarily through equity sales totaling approximately $18,201,000, and from grants and contract research funding of $200,000 from various sources. The Company expects to continue to incur losses as it expands its research and development activities and related regulatory work and increases its collaborative efforts. For 2009, the Company expects that its needs for operations, including its collaborative efforts to be approximately $2 to $3 million. The increase compared to 2008 expenditures is expected to result from additional production staff and expansion of preclinical product development efforts. However, if the total funds needed in 2009 are not available, the Company could reduce its expenditures because the vast majority of its costs are variable. Those estimated expenditures include amounts necessary to fulfill its obligations under various collaborative, research and licensing agreements during 2009.

Because of the cost (up to $1.7 billion) and timeframe (up to 15 years) traditionally associated with developing a potential drug or pharmaceutical product to FDA approval for human sales is received, the Company's business strategy is to develop its products to initial Phase I or II clinical trials and look for third parties to fund completion of development of the product and market the product through strategic partnerships, license agreements or other relationships. The Company also looks for collaborative and other efforts utilizing its technology to increase shareholder value. The Company currently uses this strategy to limit the potential cost the Company would incur in developing a product. The Company's expected costs under our various contracts and for various drug development products can be estimated for the next year or two, but not much beyond that due to the uncertainty of clinical trial and research results. Because of the various factors noted above and the expectation that, until the Company establishes revenue sources, the Company will license to, or jointly develop its prospective products with, strategic partners, the Company reviews, at least annually, each research program and clinical trial, based on results and progress during the prior year and estimates its needs for that program or trial for the coming year, making adjustments based on the progress of the program during the year. The Company does not set long-term development budgets or development schedules for bringing its products to market or track its research costs on a product basis.

Cash and cash equivalents were $5,475 at December 31, 2008, compared with $162,042 at December 31, 2007. The decrease of $156,567 was due to the cost of operations for the year exceeding the sources of funds. See "Results of Operations" above.

To fund operations in 2009 and beyond the Company will need to raise additional capital. The Company will continue to look for opportunities to finance its ongoing activities and operations through accessing corporate partners or the equity markets, as the Company currently has no credit facility, nor does the Company currently intend to seek one.

CONTRACTUAL PAYMENT OBLIGATIONS -- Not Applicable

NEW ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115 ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements ("SFAS 157"). In February 2008, the FASB issued Staff Position No. 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS No. 141, Business Combinations ("SFAS 141") and SFAS 142, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

     o Level 1 - Quoted prices in active markets for identical assets or liabilities.
     o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company's consolidated financial statements. On January 1, 2009, the Company will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. Management does not believe that the remaining provisions will have a material effect on the Company's consolidated financial statements when they become effective.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards ("SAS") No. 69, The Meaning of Present Fairly in Conformity With GAAP, SFAS 162 is directed to the entity rather than the auditor. The statement was effective November 15, 2008, after approval by the SEC which occurred in September 2008. The application of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, Determination of the Useful Life of Intangible Assets ("FSP 142-3"). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements when it becomes effective.

In December 2007, FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which is a revision of SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any no controlling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement will require, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

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

Accounts Receivable

The company's accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. As of December 31, 2008 and 2007 the allowance for doubtful accounts is zero.

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

Research and Development

Research and Development (R&D) expenses include salaries, benefits and other headcount costs; outside services required to conduct the preclinical development; contract and other outside service fees; employee stock-based compensation expense; and facilities and overhead expenses. R&D costs are expensed as incurred.

Income Taxes

The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes," which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Income (Loss) Per Common Share

SFAS 128, "Earnings Per Share," requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

Stock-Based Compensation

The Company estimates the fair value of stock option awards on the date of grant utilizing a modified Black-Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. However, certain assumptions used in the Black-Scholes model, such as expected term, can be adjusted to incorporate the unique characteristics of the Company's stock option awards. Option valuation models require the input of somewhat subjective assumptions including expected stock price volatility and expected term. The Company believes it is unlikely that materially different estimates for the assumptions used in estimating the fair value of stock options granted would be made based on the conditions suggested by actual historical experience and other data available at the time estimates were made. Restricted stock awards are valued at the price of our common stock on the date of the grant.

Off-Balance Sheet Arrangements

The Company currently has no off-balance sheet arrangements, except operating lease commitments as disclosed in Note 13, Commitments and Contingencies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 7A is not required for a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
CytoGenix, Inc.:

 We have audited the accompanying balance sheet of CytoGenix, Inc. (the Company) as of December 31, 2008 and the related statements of operations, stockholders' equity (deficit) and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of December 31, 2007, were audited by other auditors, whose report dated April 4, 2008, expressed an unqualified opinion on those statements.

Except as discussed in the following paragraph, we conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

We were unable to observe inventory at December 31, 2008. The nature of the inventory does not permit the application of other auditing procedures. The value of the inventory as stated in the financial statements December 31, 2008 is $189,999.

We were not engaged to examine management's assertion about the effectiveness of CytoGenix, Inc.'s internal control over financial reporting as of December 31, 2008 and, accordingly, we do not express on opinion thereon.

In our opinion, except for the effects of such adjustments, if any, as might have been determined to be necessary had we been able to observe inventory, the financial statements referred to above present fairly, in all material respects, the financial position of CytoGenix, Inc. as of December 31, 2008 and the results of its operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred substantial losses from operations of approximately $41,000,000 since its inception, has experienced negative cash flows from operations since its inception and has a working capital deficiency of approximately $3,000,000 at December 31, 2008, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




/s/The Hall Group, CPAs
The Hall Group, CPAs
Dallas, Texas
May 4, 2009


                                 CYTOGENIX, INC.
                                 Balance Sheets
                           December 31, 2008 and 2007


     ASSETS                                                   2008            2007
                                                          ------------    ------------
Current Assets:                                                            (Restated)

     Cash                                                 $      5,475    $    162,042

     Receivables and other current assets                        4,103          44,292

     Inventory                                                 189,999         252,144
                                                          ------------    ------------
             Total Current Assets                              199,577         458,478


Property and equipment, net                                    175,806         237,354

Deposits                                                         6,399           6,399

Long-term investments - restricted                                   0          53,402
                                                          ------------    ------------
             Total Assets                                 $    381,782    $    755,633
                                                          ============    ============

     LIABILITIES AND STOCKHOLERS' EQUITY (DEFICIT)

Current Liabilities:

     Long-term debt, current portion                      $          0    $     27,678

     Accounts payable                                          852,932         388,463

     Advances from shareholders                                104,813               0

     Accrued expenses                                        2,425,771       1,532,344
                                                          ------------    ------------
             Total Current Liabilities                       3,383,516       1,948,485

     Long-term debt, less current portion                            0          17,336
                                                          ------------    ------------
             Total Liabilities                               3,383,516       1,965,821
                                                          ------------    ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):

     Preferred stock, $.001 par value; 50,000,000 share
     authorized,
             no shares issued and outstanding                        0               0

     Common stock, $.001 par value; 300,000,000 share
     authorized,
             156,071,257 and 146,309,719 share issued
             and outstanding as of December 31, 2008
             and 2007, respectively                            156,071         146,310

     Additional paid-in capital                             38,586,830      36,999,514

     Treasury stock                                           (629,972)       (629,972)

     Accumulated deficit                                   (41,114,663)    (37,726,040)
                                                          ------------    ------------
             Total Stockholders' Equity (Deficit)           (3,001,734)     (1,210,188)
                                                          ------------    ------------
             Total Liabilities and Stockholders' Equity   $    381,782    $    755,633
             (Deficit)                                    ============    ============


   The accompanying notes are an integral part of these financial statements.



                                 CYTOGENIX, INC.
                            Statements of Operations
                 For the Years Ended December 31, 2008 and 2007




                                                  2008             2007
                                              -------------    -------------
                                                                (Restated)

REVENUES                                      $      52,348    $      66,043
COSTS OF REVENUES                                    62,357           23,539
                                              -------------    -------------
        GROSS MARGIN (DEFICIT)                      (10,009)          42,504


COSTS AND EXPENSES:

        Research and development                    770,143        2,106,746
        General and administrative                2,400,741        2,531,807
        Consulting expense                           96,398          415,258
        Depreciation and amortization                61,548           64,879
        Impairment Expenses                               0        1,201,160
                                              -------------    -------------
LOSS FROM OPERATIONS                             (3,338,839)      (6,277,346)

OTHER INCOME (EXPENSE):
        Interest income, net                            517           18,410
        Other                                       (50,301)          (7,139)
                                              -------------    -------------
NET LOSS                                      $  (3,388,623)   $  (6,266,075)
                                              =============    =============

Net loss per share:
        Basic and diluted net loss per
        share                                 $       (0.02)   $       (0.04)
                                              =============    =============
Weighted average shares outstanding:
        Basic and diluted                       150,420,815      141,452,405
                                              =============    =============



   The accompanying notes are an integral part of these financial statements.




                                 CYTOGENIX, INC.
                  Statement of Changes in Stockholders' Equity
                 For the Years Ended December 31, 2008 and 2007

                                                                                                                   Total
                                           Common Stock            Additional                                  Stockholders'
                                   --------------------------       Paid -in         Treasury    Accumulated      Equity
                                      Shares          Amounts       Capital           Stock         Deficit      (Deficit)
                                   -----------------------------------------------------------------------------------------
Stockholders' Equity, December
31, 2006 (Restated)                140,663,961    $    140,664   $ 34,851,026   $   (629,972)   $(31,459,965)   $  2,901,753

Shares issued for cash, net
fundraising                          4,389,750           4,390        714,170           --              --           718,560

Shares issued for services           1,256,008           1,256        344,087           --              --           345,343

Stock based compensation                  --              --        1,090,231           --              --         1,090,231

Net loss                                  --              --             --             --        (6,266,075)     (6,266,075)

                                   -----------------------------------------------------------------------------------------

Stockholders' Equity (Deficit),
December 31, 2007 (Restated)       146,309,719    $    146,310   $ 36,999,514   $   (629,972)   $(37,726,040)   $ (1,210,188)

Shares issued for cash, net
fundraising                          3,115,834           3,116        197,884           --              --           201,000

Shares issued for services             843,999             844         41,316           --              --            42,160

Stock based compensation                  --              --          808,966           --              --           808,966

Warrants issued for settlement            --              --          196,849           --              --           196,849

Shares issued for debt
conversion                           5,801,705           5,801        342,301           --              --           348,102
Net loss
                                          --              --             --             --        (3,388,623)     (3,388,623)
                                   -----------------------------------------------------------------------------------------
Stockholders' Equity (Deficit),
December 31, 2008                  156,071,257    $    156,071   $ 38,586,830   $   (629,972)   $(41,114,663)   $ (3,001,734)
                                   =========================================================================================





   The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                            Statements of Cash Flows
                 For the Years Ended December 31, 2008 and 2007


                                                   2008            2007
                                                -----------    -----------
                                                               (Restated)
OPERATING ACTIVITIES:
    Net loss                                    $(3,388,623)   $(6,266,075)
    Adjustments to reconcile net loss to net
    cash
           used in operating activities:
           Depreciation and amortization             61,548         64,879
           Impairment Expenses                            0      1,201,160
           Stock-based compensation expenses        808,966      1,090,231
           (Gain) on disposal of property and
           equipment                                      0         (1,150)
           Loss on long-term investments
           restricted                                     0          3,991
           Warrants issued for settlement           196,849              0
           Stock issued for services                 42,160        345,343
           Stock issued for interest expense         48,102              0
           Changes in assets and liabilities:
                       Accounts receivable           40,189        (13,423)
                       Inventory                     62,145        169,813
                       Prepaid expenses                   0        (13,994)
                       Accounts payable             464,469         78,588
                       Accrued expenses             893,427        304,454
                                                -----------    -----------
Net cash (used) in operation activities            (770,768)    (3,036,183)
                                                -----------    -----------
INVESTING ACTIVITIES:
    Purchase of property and equipment                    0        (39,290)
    Deposit on building contract                          0       (425,588)
    Change in  long-term investments -               53,402        115,500
    restricted
                                                -----------    -----------
Net cash provided by (used in) investing             53,402       (349,378)
activities

FINANCING ACTIVITIES:

    Proceeds from notes payable                     300,000              0
    Proceeds from shareholder advances              104,813              0
    Payment on notes payable                        (45,014)       (25,154)
    Proceeds from sale of common stock              201,000        718,560
                                                -----------    -----------
Net cash provided by financing activities           560,799        693,406
                                                -----------    -----------
NET CHANGE IN CASH                                 (156,567)    (2,692,155)
CASH, beginning of period                           162,042      2,854,197
                                                -----------    -----------
CASH, end of period                             $     5,475    $   162,042
                                                ===========    ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                               $     2,198    $     5,672
                                                ===========    ===========
    Income taxes paid                           $         0    $         0
                                                ===========    ===========
NONCASH TRANSACTIONS:
    Common stock issued for debt                $   300,000    $         0
                                                ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 2008 and 2007


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

CytoGenix, Inc. ("CytoGenix") was incorporated on February 10, 1995 in Nevada. CytoGenix is a biotechnology company focusing on controlled cellular processes. CytoGenix has acquired the rights for application to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

Basis of Presentation

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

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

Accounts Receivable

The Company's accounts receivable primarily consist of trade receivables. Management reviews accounts receivable on a monthly basis to determine if any receivables will potentially be uncollectible. The company includes any accounts receivable balances that are determined to be uncollectible in its allowance for doubtful accounts. As of December 31, 2008 and 2007 the allowance for doubtful accounts is zero.

Inventory

Inventory includes raw materials (liquid buffers and enzyme mix) that are used to produce enzymatically synthesized DNA (synDNA(TM)). Inventory is stated at the lower of cost or market, cost being determined using the first-in, first out ("FIFO") method. Reserves are established for excess or obsolete inventories. Inventory is included in the cost of revenue when sold.

Inventory detail is as follows:

                  December 31, 2008      December 31, 2007
                  -----------------      -----------------


Inventory
Raw materials         $189,999               $241,790

Finished goods               0                 10,354
                      --------               --------
Total Inventory       $     89               $252,144
                      ========               ========

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

The Company has chosen not to apply "fair value" valuation to its intellectual property assets due to the extreme uncertainty of the future cash flows that can potentially be derived from them.

Property and Equipment

Property and equipment is recorded at cost and depreciation is computed using the straight-line method over the useful lives of the assets. Major renewals and improvements are capitalized; minor replacements, maintenance and repairs are charged to current operations. The cost and related accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss is included in operations.

Impairment of Long-lived Assets

CytoGenix performs reviews for the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment of or Disposal of Long-Lived Assets", sets forth guidance as to when to recognize an impairment of long-lived assets and how to measure such impairment. The standards require certain assets be reviewed for impairment whenever events or circumstances indicate the carrying amount may not be recoverable.

Revenue Recognition

CytoGenix's revenues are primarily derived from selling synDNA(TM). CytoGenix recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collection is probable.

Research and Development

Research and Development (R&D) expenses include salaries, benefits and other headcount costs; outside services required to conduct the preclinical development; contract and other outside service fees; employee stock-based compensation expense; and facilities and overhead expenses. R&D costs are expensed as incurred.

Income Taxes

The Company has adopted the provisions of SFAS 109, "Accounting for Income Taxes", which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company provides a valuation allowance to reduce deferred tax assets to their net realizable value.

Income (Loss) Per Common Share

SFAS 128, "Earnings Per Share", requires earnings per share to be computed and reported as both basic EPS and diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the weighted average number of common shares and dilutive common stock equivalents (convertible notes and interest on the notes, stock awards and stock options) outstanding during the period. Dilutive EPS reflects the potential dilution that could occur if options to purchase common stock were exercised for shares of common stock. Basic and diluted EPS are the same as the effect of our potential common stock equivalents would be anti-dilutive.

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

The Company has granted options and warrants to purchase CytoGenix's common stock. These instruments have been valued using the Black-Sholes model and are fully detailed in Note 9.

Fair Value of Financial Instruments

The Company includes fair value information in the notes to financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made.

Segment Reporting

The Company operates in one industry segment -- biotechnology research and development. The Company operates in one geographic area, being the United States of America.

FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for reporting information about operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company's chief operating decision maker is its Chief Executive Officer. The Company's Chief Executive Officer reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance. The Company has one business activity and there are no segment managers who are held accountable for operations, operating results and plans for products or components below the consolidated unit level. Accordingly, the Company reports as a single operating segment.

Recent Accounting Pronouncements

Effective January 1, 2008, the Company adopted SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, Including an amendment of SFAS No. 115" ("SFAS 159"). SFAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company's consolidated financial statements.

Effective January 1, 2008, the Company adopted SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). In February 2008, the FASB issued Staff Position No. 157-2, "Effective Date of FASB Statement No. 157" ("FSP 157-2"), which delayed the effective date of SFAS 157 for certain nonfinancial assets and liabilities, including fair value measurements under SFAS No. 141, "Business Combinations" ("SFAS 141") and SFAS 142, to fiscal years beginning after November 15, 2008. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the following three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

     o Level 1 - Quoted prices in active markets for identical assets or liabilities.
     o Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
     o Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of December 31, 2008, the Company did not hold any assets or liabilities that are required to be measured at fair value on a recurring basis, and therefore the adoption of the respective provisions of SFAS 157 did not have an impact on the Company's consolidated financial statements. On January 1, 2009, the Company will implement the previously deferred provisions of SFAS 157 for nonfinancial assets and liabilities recorded at fair value, as required. Management does not believe that the remaining provisions will have a material effect on the Company's consolidated financial statements when they become effective.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The statement is intended to improve financial reporting by identifying a consistent hierarchy for selecting accounting principles to be used in preparing financial statements that are prepared in accordance with generally accepted accounting principles. Unlike Statement on Auditing Standards ("SAS") No. 69, "The Meaning of Present Fairly in Conformity With GAAP", SFAS 162 is directed to the entity rather than the auditor. The statement was effective November 15, 2008, after approval by the SEC which occurred in September 2008. The application of this statement did not have a material impact on the Company's consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position No. 142-3, "Determination of the Useful Life of Intangible Assets" ("FSP 142-3"). FSP 142-3 requires companies estimating the useful life of a recognized intangible asset to consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, to consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142's entity-specific factors. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Adoption of this statement is not expected to have a material impact on the Company's consolidated financial statements when it becomes effective.

In December 2007, FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"), which is a revision of SFAS 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The revised statement will require, among other things, that transaction costs be expensed instead of recognized as purchase price. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

NOTE 2 - GOING CONCERN

CytoGenix has had negligible revenues since inception and only approximately $118,000 in the last two years. The Company has incurred losses totaling
$41,114,663  from  inception  through  December  31,  2008.   Because  of  these
conditions, CytoGenix will require additional working capital to develop business operations. CytoGenix intends to raise additional working capital either through private placements, public offerings and/ or bank financing.

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

NOTE 3 - LONG TERM INVESTMENT - RESTRICTED

The Company established a CD for $50,000 with Frost National bank which matured on July 18, 2008. This CD earned interest at 4.65% and in 2008 and 2007 interest earned was $517 and $2,345 respectively. The CD was required by Frost National Bank to partially secure the equipment loan discussed in Note 7.

The Company had a restricted long-term CD investment of $115,500 in 2007 for the pending appeal of a case CytoGenix to comply with a court order. This CD earned interest at a rate of 3.4% annually. This CD was maintained until a mandate was issued by the 1st Court of Appeals. In 2007 the mandate was issued and the CD was released to the Company.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property consisted of the following as of December 31:

                                                     2008         2007
                                                 ----------------------
Lab equipment 5-7 years                          $ 338,295    $ 338,295
Office Furniture & Fixtures 3-7 years               62,592       62,592
Office Equipment 3-7 years                          63,034       63,034
Leasehold Improvements  Lease Term                  16,804       16,804
Less: accumulated depreciation                    (304,919)    (243,371)
                                                 ---------    ---------
Net book value                                   $ 175,806    $ 237,354
                                                 =========    =========

Depreciation   expense   totaled   $61,548   and  $64,879  for  2008  and  2007,
respectively.

NOTE 5 - DEPOSITS

The Company's deposits at December 31, 2008 and 2007 represent a deposit on the lab facilities in the amount of $6,399.

NOTE 6 - ACCRUED EXPENSES

Accrued expenses consist mainly of unpaid salaries and unpaid payroll taxes on cash compensation and stock based compensation. Total accrued payroll taxes for previously issued stock compensation as of December 31, 2008 and 2007 was $207,154. Accrued bonus compensation per employment agreements as of December 31, 2008 and 2007 was $155,446 and $361,946.

NOTE 7 - DEBT

CytoGenix entered into an $80,000, 36 month promissory note with a bank on July 18, 2006 to finance the cost of equipment. The note requires monthly payments of $2,569 including interest at 9.51%. Interest paid for the year ended December 31, 2008 and 2007 was $2,198 and $5,672 respectively. The principal balance of $45,014 outstanding at December 31, 2007 was paid during 2008.

NOTE 8 - STOCKHOLDERS' EQUITY

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock at $.001 par value. Each share of common stock has one voting right and the right to dividends if and when declared by the Board of Dicrectors. The Company had issued 156,071,257 and 146,309,710 shares outstanding at December 31, 2008 and 2007, respectively.

Preferred Stock

The Company is authorized to issue 50,000,000 shares of preferred stock. The Company had issued zero shares at December 31, 2008 and 2007.

Treasury Stock

At December 31, 2008 the Company has 547,250 shares of treasury stock valued at its cost basis of $629,972.

During the year ended December 31, 2008, the Company issued 9,761,538 restricted shares of its common stock for cash, services rendered and conversion of notes payable as follows;

     o    156,000 shares previously issued for services were surrendered.
     o    3,115,834 shares for $201,000 cash.
     o 249,999 shares with a value of $40,000 for services rendered to outside to outside consultants (83,333 shares were issued each to TMS Investments, Inc., Harris Forbes, Inc., and Chasseur Corporation).
     o 750,000 shares to BioXcel Corporation with a value of $45,000 for Services rendered.
     o 5,801,705 shares for the conversion of a note payable and accrued interest totaling $348,102.

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

NOTE 9 - STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

At December 31, 2008, the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan. The Company accounts for these plans in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS 123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted the SFAS 123 (R) effective January 1, 2006 using the modified prospective method.

The following compensation expense was recorded for the year ended December 31, 2008, which includes $118,299 associated with the issuance of 2,000,000 options in the second quarter of 2008 to Directors in exchange for the return of 156,000 shares previously issued to them as Director compensation:

Research and development                    $   24,559
General and administrative                     765,258
                                            ----------
         Stock-based compensation           $  789,817
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


A summary for our stock-based compensation activity for the years ended December
31, 2008 and 2007 are presented below:

                                                                         Average      Aggregated
                                                           Average        Life           Fair
                                          Options         Price (1)     (years)(2)       Value
                                        ------------    ------------   ------------   ------------
Outstanding at December 31, 2007          24,286,000    $       0.48           6.85   $ 11,059,071

      Granted                              2,000,000            0.06           9.75        120,000
      Exercised                                 --              --             --             --
      Forfeited/expired                  (16,973,500)           0.49           --       (8,041,758)
                                        ------------    ------------   ------------   ------------

Outstanding at December 31, 2008           9,312,500    $       0.34           7.56   $  3,137,313
                                        ============    ============   ============   ============

Exercisable at December 31, 2008           8,179,167    $       0.35           9.82   $  2,861,313
                                        ============    ============   ============   ============


(1) Weighted-average exercise price (2) Weighted-average contractual life remaining

WARRANTS

On November 12, 2008, the Company issued warrants to its Chief Executive Officer to purchase 500,000 shares our its common stock with an exercise price equal to $0.001 per share. These warrants become vested immediately and expire on November 12, 2018, if not exercised by such date. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of ten years; (2) a computed volatility rate of 171%; (3) a discount rate of 3.75% and (4) zero dividends. The fair value of these warrants was estimated to be $22,500 and is included in general and administrative expenses for the year ended December 31, 2008.

On July 3, 2008, the Company issued warrants to its Vice President-Legal Counsel to purchase 3,000,000 shares of its common stock with an exercise price equal to $0.06 per share. These warrants become vested immediately and expire on July 3, 2018 if not exercised by such date. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of ten years; (2) a computed volatility rate of 155%; (3) a discount rate of 3.99% and
(4) zero dividends. The fair value of these warrants was estimated to be $177,899 and is included in general and administrative expenses for the year ended December 31, 2008.

On June 30, 2008, the Company issued warrants to former employees, as part of the settlement agreement discussed in Note 3, to purchase 5,200,000 shares of our common stock with an exercise price equal to $0.05 per share for 1,733,332 of the warrants, $0.10 per share for 1,733,334 of the warrants and $0.15 per share for the remaining 1,733,334 warrants. These options vested immediately and have a term of three years. We estimated the fair value of these options using the Black-Scholes method with assumptions including: (1) term of three years;
(2) a computed volatility rate of 152%; (3) a discount rate of 2.91% and (4) zero dividends. The fair value of these warrants was estimated to be $196,849 and was included in general and administrative expenses for the year ended December 31, 2008.

NOTE 10 - DEFAULT NOTICE

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

NOTE 11 - INCOME TAXES

During the year ended December 31, 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), which supplements SFAS No. 109, "Accounting for Income Taxes", by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only it if is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the tax position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. With the adoption of FIN 48, companies are required to adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained. Any necessary adjustment would be recorded directly to retained earnings and reported as a change in accounting principle.

The Company's deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes, and
(b) net operating loss carry forwards. For Federal income tax purposes, the Company uses the cash basis of accounting, whereas the accrual basis is used for financial reporting purposes. In addition, certain assets are charged to expense when acquired under Section 179 of the Internal Revenue Code for income tax purposes.

The Company provided a full valuation allowance on the net deferred tax asset, consisting primarily of net operating loss carry forwards, because management has determined that it is more-likely-than-not that the Company will not earn income sufficient to realize the deferred tax assets during the carry forward period.

The cumulative tax effect at the expected tax rate of 25% of significant items comprising the Company's net deferred tax amounts as of December 31, 2008 and 2007 are as follows:

                                                12/31/08       12/31/07
  Deferred tax assets attributable to:
   Prior years                                $ 8,501,000    $ 6,775,000
   Tax benefit (liability) for current year     1,078,000      1,726,000
                                              -----------    -----------
       Total Deferred Tax Benefit             $ 9,579,000    $ 8,501,000
       Valuation Allowance                     (9,579,000)    (8,501,000)
                                              -----------    -----------

                Net Deferred Tax Benefit      $         0    $         0
                                              ===========    ===========

Components of the current provision (benefit) for taxes on income for the current year are as follows:

                                                12/31/08       12/31/07
  Income tax before extraordinary item:
    Tax (benefit) liability on
    current year operations                   $ 1,078,000    $ 1,726,000
    Valuation Reserve                          (1,078,000)    (1,726,000)
                                              -----------    -----------

    Net provision (benefit)                   $         0    $         0
                                              ===========    ===========

The realization of deferred tax benefits is contingent upon future earnings and is fully reserved at December 31, 2008.

NOTE 12 - CONCENTRATIONS

The Company had gross sales of $52,348 and $ 66,043 for the years ended 2008 and 2007, respectively. The Company had one customer that represented 100% of the gross sales for the year ended December 31, 2008 and two customers that represented 100% of the gross sales for the year ended December 31, 2007. The Company has one supplier that provides all the materials necessary to generate the sales for the years ended December 31, 2008 and 2007, respectively. Due to the nature of the materials, it might be difficult to find a new supplier should that be necessary.

The Company has cash balances in a single financial institution which, from time to time, exceed the federally insured limit of $250,000. As of December 31, 2008, the Company's cash balance did not exceed the federally insured limit. No loss has been incurred related to this concentration of cash.

NOTE 13 - COMMITMENTS AND CONTIGENCIES

Lease
-----

CytoGenix leases office facilities under an operating lease that expires on December 31, 2009. Rent expense was $ 84,583 and $76,414 for 2008 and 2007, respectively. On November 25, 2008, the Company and the landlord executed the First Amendment to Lease. The Amendment provided for a temporary deferment of rent and a provision for paying the delinquent rent amount of $28,876 as of the date of the Amendment. Per the Amendment, annual future minimum rental payments are $101,618 for year ended December 31, 2009, of which $28,876 was accrued at December 31, 2008. The lease also provides for operating expenses reimbursements to the landlord. The Company is required to pay $16,611 in operating expense escrows during 2009. The actual operating expense will be reconciled and billed or credited subsequent to the end of the year. At December 31, 2008, accounts payable includes $37,803 due under the lease.

Rent expense is recognized on a straight line basis over the term of the lease. The average minimum rental payment over the term of the lease is $5,622 per month from December 2003 through December 2009. As of December 31, 2008 and 2007 deferred rent was $9,323 and $18,645, respectively and is included in accrued expenses.

Land & Building
---------------

On October 30, 2006, the Company entered into an earnest money contract with GSL Constructors, Ltd. ("GSL") for a design/build project located in the Westchase District of Houston for $3,796,577 and paid GSL a deposit of $474,572. On March 20, 2008, the Company received notice of termination of this contract due to an alleged default by the Company. GSL purports to have terminated the earnest money contract pursuant to the terms of Section 11 thereof, and pursuant to that section GSL would be entitled to the deposit and all payments previously made by the Company as liquidated damages. The Company has paid approximately $1,201,160 under the contract. GSL has not released the Company from any of its obligations under the contract.

Research
--------

CytoGenix has entered into Sponsored Research Agreements (SRA) with several universities. The universities do research for CytoGenix related to CytoGenix's proprietary technology. As work progresses, the universities invoice CytoGenix for reimbursement of expenses related to the research. The SRA's have established budgets. As of December 31, 2008 and 2007, the company had unbilled amounts under the SRA's totaled approximately $0 and $116,000.

Board of Directors
------------------

At  December  31,  2008,   there  were  two  outside   Directors   who  received
approximately $58,866 and $68,866 in compensation for the year ending December 31, 2008.

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

Litigation
----------

Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc.

In  November  of 2006,  the  former  Chief  Financial  Officer  (CFO),  Lawrence
Wunderlich, and the former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers pursued arbitration to resolve claims by Messrs Vazquez and Wunderlich and counterclaims by the Company.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company it issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messrs. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. Copies of the Settlement Agreement and a form of warrant were attached to a Form 8-K filing on July 7, 2008 and are incorporated herein by reference. The foregoing description of the terms and provisions thereof is a summary only, and is qualified in its entirety by reference to the Settlement Agreement.

Four former employees have filed complaints with the Texas Workforce Commission for unpaid wages totaling approximately $175,147, which the Company has included as part of its accrued compensation liability on the December 31, 2008 balance sheet.

NOTE 14 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2008, Capital Equity Partners, LLC, of which the Company's Chairman of the Board and Principal Financial Officer is a limited partner, advanced the Company approximately $105,000 and purchased 283,333 shares of restricted common stock for $17,000. The amounts advanced by Capital Equity Partners, LLC will be repaid as cash flows allow.

In January 2008, the Company entered into a loan agreement to borrow money from KV Mechanical Construction and Restoration Company, Inc. KV Mechanical Construction and Restoration Company, Inc. is a significant shareholder of the Company owning approximately 6.1% of the Company's common stock. The principal amount of the loan is $300,000 with an annual interest rate of 24%. During 2008, the $300,000 note plus accrued interest of $48,102 was converted to 5,801,705 shares of the Company's common stock.

NOTE 15 - SUBSEQUENT EVENTS

Subsequent to December 31, 2008, the Company received approximately $200,000 in proceeds from a private placement offering of 13,333,333 shares of restricted common stock.

On April 24, 2009, the Company executed a Settlement Agreement, Indemnification and Mutual Release with Malcolm Skolnick, its former Chairman of the Board, Chief Executive Officer and President for the sum $10.00 and the agreement to enter into a consulting agreement with Mr. Skolnick. The Agreement dismisses any and all actual and potential claims that have been raised or which could be raised at the time of the execution of the Agreement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Effective March 2, 2009, the Company's Board of Directors approved the dismissal of LBB Associates Ltd., LLP as the Company's independent registered accountants. Except as described below, the audit report of LBB & Associates Ltd., LLP on the financial statements of the Company as of and for the fiscal years ended December 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles. LBB & Associates Ltd., LLP's 2007 audit report relating to LBB & Associates Ltd., LLP's financial statements for the fiscal year ended December 31, 2007 included an emphasis paragraph relating to an uncertainty as to the Company's ability to continue as a going concern.

In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2007 and through the date of this current report, there were: (1) no disagreements between the Company and LBB & Associates Ltd., LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of LBB & Associates Ltd., LLP, would have caused LBB & Associates Ltd., LLP to make reference to the subject matter of the disagreement in their reports on the Company's financial statements for such years, and (2) no reportable events within the meaning set forth in Item 304
(a)(1)(iv)(B) of Regulation S-B or Item 304 (a)(1)(v) of Regulation S-K.

The Company has provided LBB & Associates Ltd., LLP a copy of the disclosures and LBB & Associates Ltd., LLP has furnished the Company with a letter addressed to the Securities and Exchange Commission stating that LBB & Associates Ltd., LLP agrees with the Company's statement in this Item 304 (a). On March 2, 2008, the Board of Directors of the Company approved the engagement of The Hall Group CPAs to assume the role of its new independent registered accountant.

During the periods ended December 31, 2007, and the subsequent interim periods ended September 30, 2008, and through the date of the firm's engagement the Registrant did not consult with The Hall Group, CPAs with regard to:

     (1) the application of accounting principles to a specified transaction, either completed or proposed: or the type of audit opinion that might be rendered on Registrant's financial statements; or
     (2) any matter that was either the subject of a disagreement or a reportable event (as described in Item 304(a) (1) (iv) of Regulation S-B.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management evaluated, with the participation of its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), the effectiveness of the design/operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) as of December 31, 2008.

Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our principal executive officer and our principal financial officer. Based on that evaluation, management concluded that our financial disclosure controls and procedures were not effective related to the preparation of the 10-K filing as of December 31, 2008.

Material Weaknesses Identified

We identified the following deficiencies which together constitute a material weakness in our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008:

     o The Company has inadequate segregation of duties within its cash disbursement control design.
     o The Company's physical inventory controls are not operating effectively and inventory is prone to misstatement.
     o During the year ended December 31, 2008, the company internally performed all aspects of our financial reporting process, including, but not limited to, access to the underlying accounting records and systems, the ability to post and record journal entries and responsibility for the preparation of the financial statements. Due to the fact these duties were performed oftentimes by the same people, a lack of review was created over the financial reporting process that might result in a failure to detect errors in spreadsheets, calculations, or assumptions used to compile the financial statements and related disclosures as filed with the SEC. These control deficiencies could result in a material misstatement to our interim or annual financial statements that would not be prevented or detected.
     o The Company does not have a sufficient number of independent directors for our board and audit committee. We currently only have one independent director on our board, which is comprised of 4 directors, and we do not have a functioning audit committee. As a publicly-traded company, we should strive to have a majority of our board of directors be independent.

The Company is continuing the process of remediating its control deficiencies. However, the material weakness in internal control over financial reporting that has been identified will not be remediated until numerous internal controls are implemented and operate for a period of time, are tested, and the Company is able to conclude that such internal controls are operating effectively. The Company cannot provide assurance that these procedures will be successful in identifying material errors that may exist in the financial statements. The Company cannot make assurances that it will not identify additional material weaknesses in its internal control over financial reporting in the future. Management plans to provide future investments in the continuing education of our accounting and financial professionals. Specifically, we plan to seek specific public company accounting training during 2009.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2008.

Changes in Internal Controls over Financial Reporting

Other than the matters discussed above, during the period covered by this report, there were no significant changes in the Company's internal controls over financial reporting that have materially affected or are reasonably likely to materially affect the Company's internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control system, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Auditor Attestation

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the company to provide only management's report.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None

                                    PART III


ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The directors and officers of the Company as of December 31, 2008, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. The officers serve at the will of the Board of Directors.

DIRECTORS, EXECUTIVE OFFICERS AND OTHER KEY EMPLOYEES OF THE COMPANY.

Set forth below are the names, ages and positions of the persons currently serving as Director, Executive Officers and Significant Employees of the
Company:


NAME                        AGE            TITLE
Lex M. Cowsert, Ph.D.       57             Chief Executive Officer, President
                                           and Director
                                           Term of office - at will of Board

Randy Moseley               61             Principal Financial Officer
                                           and Director
                                           Term of office - at will of Board

Cy A. Stein, M.D., Ph.D.    56             Director
                                           Term of Office: 2007-2010

John J. Rossi, Ph.D.        62             Director
                                           Term of Office: 2008-2012


DR. LEX COWSERT has been the Chief Executive Officer and President of the Company since November 17, 2008. Dr.. Cowsert has over 19 years of experience in drug discovery and development. He is currently a co-founder and serves as the Chief Scientific Officer of BellairePharma, Inc., founded in 2007, and is co-founder and CSO of HoustonPharma, Inc., founded in 2005. From 2002 to 2006 Dr. Cowsert served as CSO of Automated Cell, Inc., an imaging-based technology company engaged in drug discovery and development. From 2000 to 2002 he was VP of Functional Genomics for VistaGen Therapeutics, Inc., a stem cell-based technology company engaged in drug discovery and development. From 1989-2000 Dr. Cowsert held a series of positions of increasing responsibility in the scientific and clinical development programs at Isis Pharmaceuticals, Inc. Dr. Cowsert is sole inventor on 19 issued US Patents and a named inventor on 119 issued US Patents. Dr. Cowsert received his BS in biology from the University of Florida and earned his PhD in Molecular Biology from Georgetown University. Dr. Cowsert completed his post-doctoral work at the National Cancer Institute where he successfully competed for and was awarded an NCI Intramural Research Training Award (1987), National Research Service Award (1988), and an NCI Biotechnology Training Fellowship (1989).

Dr. Cowsert has a broad range of experience and expertise in both entrepreneurial and public company settings including: technology development; drug discovery and development; regulatory reports; FDA interactions; venture capital and private equity; US and foreign patent applications; negotiating and managing industrial and academic collaborations; and identifying, negotiating and in-licensing technologies for commercial development. He has successfully applied for and managed SBIR and RO1 government grants.

MR. RANDY MOSELEY was appointed Chief Executive Officer and Chairman of the Board on August 18, 2008 and Principal Financial Officer on September 18, 2008. On November 17, 2008, Mr. Moseley relinquished the Chief Executive Officer position as the Company appointed Dr. Lex Cowsert as the Company's Chief Executive Officer. Mr. Moseley is also the Chief Financial Officer and Director ( 2007 to present) for Freight Feeder Aircraft Corporation, a manufacturer of a freight airplane. Mr. Moseley is also a director, Executive Vice President and Chief Financial Officer of Urban Television Network Corp. (OTC BB: UATV), a network of independent broadcast television stations and cable operators; he has served Urban Television in various offices and as a director since 2001. In 2005 and 2006, Mr. Moseley served as Executive Vice President and the Chief Financial Officer for The Furia Organization, Inc. (OTC BB: FURA). From 1999 to 2001, Mr. Moseley served as Executive Vice President and Chief Financial Officer for Tensor Information Systems, Inc., a private Fort Worth company in the business of developing custom software applications. From1993 to 1999, Mr. Moseley served in the same capacity for American Independent Network Corporation, a Fort Worth based public company that provided generic programming to independent television stations across the country. Mr. Moseley, a Certified Public Accountant, earned a BBA degree from Southern Methodist University. He is a member of the Texas Society of CPAs and the AICPA.

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

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers, directors and persons who own more than 10% of the Company's common stock to file reports of ownership and changes in ownership with the SEC.

Officers, directors and greater than 10% stockholders are required by regulation to furnish the Company with copies of all forms they file pursuant to Section 16(a) of the Exchange Act.

We have reviewed the Section 16(a) filings made in connection with the Company's stock. We believe that all persons subject to Section 16(a) of the Exchange Act in connection with their relationship with us have complied on a timely basis.

CORPORATE GOVERNANCE

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's officers, directors and employees, including our principal executive officer, principal financial officer and principal accounting officer. The Company's Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to the Company's business. If the Board adopts an amendment to the Company's Code of Business Conduct and Ethics (other than technical, administrative, or other non-substantive amendments) that applies to any of the Company's executive officers (including the principal executive officer, principal financial officer and principal accounting officer) or directors, the Company will post such information on its website.

A copy of the Company's Code of Business Conduct and Ethics is posted on its website at www.cytogenix.com. To obtain a copy of the Company's Code of Business Conduct and Ethics, without charge, any person may submit a written request to the Company, c/o Corporate Secretary, CytoGenix, Inc., 3100 Wilcrest, Suite 140, Houston, Texas 77042.

AUDIT COMMITTEE
The Company does not have an audit committee. The entire Board of Directors instead acts as the Company's audit committee. Our Board does not have an audit committee financial expert as defined by Securities and Exchange Commission rules.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY OF EXECUTIVE COMPENSATION FOR 2008

The following table sets forth information for the years ended December 31, 2008 and 2007 regarding the compensation of the President and Chief Executive Officer, the Chief Financial Officer, and our three next most highly compensated executive officers during 2008. (As noted in the Compensation Discussion and Analysis, we refer to these persons as our Named Executive Officers.)


------------------------------------------------------------------------------------------------------------------------
         Executive             Year           Base         Bonus        Stock        Options       All Other     Total
     Name and Principal                      Salary                    Awards(7)     Awards7      Compensation
                                              ($)           ($)           ($)          ($)             ($)        ($)
------------------------------------------------------------------------------------------------------------------------
Malcolm Skolnick,
President, CEO and           2008(1)        227,500          -             -            -                -      227,500
Chairman to the Board        2007(2)        240,000          -             -            -                -      240,000
------------------------------------------------------------------------------------------------------------------------
Lex Cowsert, President,
CEO, Director                2008(3)         15,000          -             -            -           27,750      42,750

------------------------------------------------------------------------------------------------------------------------
Randy Moseley,
Principal Financial          2008(4)         30,000          -             -            -                -       30,000
Officer, Director
------------------------------------------------------------------------------------------------------------------------
Greg Taylor,
Vice President of Finance,   2008(5)        105,000          -             -      305,688          272,500      683,188
CFO and Treasurer            2007(6)         54,000          -    150,000(7)      439,620           52,400      696,020
------------------------------------------------------------------------------------------------------------------------
Cindee Ewell,
Vice President -Legal,       2008(8)        115,050          -             -            -          183,899      298,949
Corporate Secretary(9)
------------------------------------------------------------------------------------------------------------------------
Yin Chen,
Vice President of Research   2008(10)        78,490          -             -            -                -       78,490
and Development and CSO        2007         137,500          -             -            -                -      137,500

------------------------------------------------------------------------------------------------------------------------

(1) Of the $227,500, Dr. Skolnick has .not yet been paid $211,000 to which he is entitled as compensation for his employment by the Company in 2008. Dr. Skolnick resigned his position as Chairman of the Board, President and Chief Executive
Officer on August 18, 2008.  On April 24, 2009 Dr.  Skolnick  executed a Release
Agreement in which he forfeited the unpaid amount.

(2) Of the $240,000, Dr. Skolnick has not yet been paid $64,000 to which he is entitled as compensation for his employment by the Company in 2007. On April 24, 2009, Dr. Skolnick executed a Release Agreement in which he forfeited the unpaid amount.

(3) Of the $15,000, Mr. Cowsert has not yet been paid $12,000 to which he is entitled as compensation for his employment by the Company in 2008.

(4) Of the $30,000, Mr. Moseley has not yet been paid $27,000 to which he is entitled as compensation for his employment by the Company in 2008.

(5) Of the $105,000, Mr. Taylor has not yet been paid $68,750 to which he is entitled as compensation for his employment by the Company in 2008.

(6) Greg Taylor became chief financial officer in September 2007. All other compensation represents amounts paid to Mr. Taylor as a Consultant to the Company prior to joining the Company.

(7) Represents the dollar value recognized in the indicated year as compensation expense for financial statement reporting purposes of restricted shares and options awarded in that year or earlier. See Note 10 - STOCK OPTIONS AND
WARRANTS, to our Notes to Consolidated Financial Statements for a description of the assumptions made in the valuation of the restricted shares and options.
Options to acquire 3,400,000 shares of common stock were granted to Greg Taylor on November 12, 2007 under the 2003 Stock Option Plan. As of December 31, 2008, approximately two-thirds of these options had vested. The fair value of the stock award was determined by the closing price of $0.30 per share on August 31, 2007, the date the employment agreement was executed.

 (8) Of the $115,050, Mrs. Ewell has not yet been paid $92,512.50 to which she is entitled as compensation for her employment by the Company in 2008.

(9) Mrs. Ewell resigned as Vice President - Legal Affairs and Secretary on March
22, 2009.

(10) Of the $78,490, Mr. Chen has not yet been paid $60,156 to which he is entitled as compensation for his employment by the Company in 2008. Mr. Chen resigned as Vice President of Research and Development and CSO on August 7,
2008.



EXECUTIVE EMPLOYMENT AGREEMENTS

The Company uses employment agreements only in very select cases, generally when it is necessary to secure the services of an existing or a newly hired executive. As of December 31, 2008, the Company has only three employment agreements; one with President and CEO, Lex Cowsert which became effective
November 12, 2008, one with its Vice President of Finance and Administration and
CFO, Greg Taylor, which became effective September 1, 2007 and the third one with its Vice President-Legal Council, which became effective July 3, 2008. Ms.
Ewell resigned as Vice President  -Legal Council on March 22, 2009. The Board of
Directors passed a resolution in August 2008 that stopped the accrual of compensation for the Company's employees at that time. In September of 2008, the Board of Directors reinstated the accrual and payment if funds are available for its Vice President-Legal Council and two lab technicians. As the date of this Form 10-K, these three employees are no longer employed by the Company.

The Company entered into a six month employment agreement with Dr. Cowsert effective November 12, 2008 specifying: a base salary of $10,000/month for six months, subject to adjustments with an option to convert deferred salary to common stock based on a 30 day moving average should the Company not have the funds to pay his salary; a hiring bonus of 500,000 shares of the Company's common stock at a purchase price of $0.001/share; benefits as provided to other officers and directors of the Company; and a housing allowance of $1,600/month for six months.

On April 17, 2008, CytoGenix, Inc. (the "Company") entered into an "at will" employment agreement ("Employment Agreement") with its Chief Financial Officer,
Greg S.  Taylor,  as  contemplated  by the  Employment  Letter (the  "Employment
Letter")  effective  September  1,  2007.  Under  the  terms  of the  Employment
Agreement, Mr. Taylor's employment will be at-will and the employment may be terminated at any time, with or without cause, by either Mr. Taylor or CytoGenix. The employment agreement stated that Mr. Taylor would receive (i) an initial annual base salary of $180,000; (ii) a restricted stock grant to purchase 500,000 shares of CytoGenix's common stock at a purchase price of $0.001 per share; (iii) an option to purchase 3,400,000 shares of CytoGenix common stock at a price per share equal to the fair market value of CytoGenix's common stock at the date of grant, vesting over four years with 33.3% of such option shares vesting on the date of grant and thereafter 33.3% of such option shares vesting at the first and second anniversaries of the date of grant.

The Company's Board of Directors has made the determination that Mr. Taylor effectively terminated his employment agreement at the end of August 2008 when he ceased reporting to work and not contributing his services in preparing and filing of quarterly Securities and Exchange quarterly reports and the financial management of the Company.

OUTSTANDING GRANT AWARDS AT FISCAL YEAR-END

The following sets forth information regarding the grants of stock options in 2008 to our named executives. (1)

------------------------------------------------------------------------------------------------------------
                                            All Other Stock
                                            Awards: Number     Number of                   Grant Date Fair
                                             of Shares of      Underlying     Exercise     Value of Stock
        Executive                           Stock or Units      Options        Value         and Option
    Name and Principal       Grant Date         (#)               (#)        ($/Share)        Awards ($)
------------------------------------------------------------------------------------------------------------
Lex Cowsert, President,
CEO, Director
                            Nov 17, 2008        500,000            -            $0.001         $22,500
------------------------------------------------------------------------------------------------------------
Cindee Ewell,
Vice President - Legal
Council                     July 3, 2008       3,000,000           -            $0.06         $177,899
------------------------------------------------------------------------------------------------------------

(1) These  columns  show the  restricted  stock  grants  and  warrant  awards as described in the in the Compensation  Discussion and Analysis. The dollar amount recognized  by us for these awards in 2008 is shown in the Summary  Compensation
Table  in  the  column  entitled  "Other   Compensation,"  and  their  valuation
assumptions are referenced in footnote 5 of that table.

OPTIONS HELD AT YEAR END

The following presents information concerning outstanding equity awards held by the named executive officers as of December 31, 2008.



OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

-------------------------------------------------------------------------------------------------------------------
                                                                   Option Awards
-------------------------------------------------------------------------------------------------------------------
Named Executive                    Number of Securities    Number of Securities  Option Exercise       Option
                                  Underlying Unexercised      Underlying         Price ($/share)   Expiration Date
                                  Options (#) Exercisable  Unexercised Options
                                                            (#) Unexercisable
-------------------------------------------------------------------------------------------------------------------
Cindee Ewell, Vice President -            3,000,000                  -                 $0.06          07/03/18
Legal, Corporate Secretary
-------------------------------------------------------------------------------------------------------------------
Greg Taylor,
Vice President of Finance, CFO and
Treasurer                                 2,266,666              1,333,334(1)          $0.27          09/12/17
-------------------------------------------------------------------------------------------------------------------

(1) The options were granted  pursuant to the CytoGenix,  Inc. 2003 Stock Option
Plan vesting over a two year period, with one-third of the awarded options vesting at the date of grant, another one-third on the first anniversary of the grant date and another one-third on the second anniversary of the grant date.

COMPENSATION OF DIRECTORS

The Company pays directors who are not employees annual compensation for 2008 as set forth the following table for attending Board of Director meetings which primarily comprises cash compensation, but has at times included compensation with stock options. The Board of Directors may also make discretionary option grants to its non-employee directors under the Company's 2003 and 2005 Stock
Option Plans.

-----------------------------------------------------------------------------------------------
                                                     Compensation
-----------------------------------------------------------------------------------------------
     Named Director         Year          Cash        Stock       Options     Total Earnings
                           Earned         ($)         Awards        (1)            ($)
-----------------------------------------------------------------------------------------------
Raymond L. Ocampo Jr.       2008        $12,623         $0        $29,575         42,198
-----------------------------------------------------------------------------------------------
Scott E. Parazynski, MD     2008        $12,623          0        $29,575         42,198
-----------------------------------------------------------------------------------------------
John J. Rossi, PhD          2008        $39,291          0        $29,575         68,866
-----------------------------------------------------------------------------------------------
Cy A. Stein, MD, PhD        2008        $29,291          0        $29,575         58,866
-----------------------------------------------------------------------------------------------

(1) Represents Black Sholes valuation calculation for 500,000 options granted to Directors in 2nd quarter of 2008.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF PRINCIPAL HOLDERS

The following table sets forth the name and address, as of March 28, 2009 and the approximate number of shares of Common Stock of the Company owned directly and holding more than 5% of the Company's Common Stock. The amounts set forth are based solely on the Company's record holder list as neither holder has filed with the SEC any document under Section 13 of the Securities Exchange Act of 1934.


--------------------------------------------------------------------------------
 Name and Address of                  Number of Shares Held     Percent of Class
  Beneficial Owner
--------------------------------------------------------------------------------
KV Mechanical Construction and              12,762,208               8.2%
Restoration Company, Inc.
275 Park Avenue,
East Hartford, Connecticut 06108
--------------------------------------------------------------------------------


SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the beneficial ownership of Common Stock as of March 28, 2009, by (i) the executive officers set forth in the summary compensation table below who are employed by the Company as of March 28, 2009
(the "Named Executives"); (ii) each director and nominee; and (iii) all directors and executive officers as a group. All persons listed have sole disposition and voting power with respect to the indicated shares except as otherwise noted.

---------------------------------------------------------------------------------------------------------
   Name Executive / Director (1)     Number of Shares Held   Number of Option    Percent of Class (2)
                                                                Equivalents
---------------------------------------------------------------------------------------------------------
Lex Cowsert                                                      500,000          *
---------------------------------------------------------------------------------------------------------
Randy Moseley                             485,000                      0          *
---------------------------------------------------------------------------------------------------------
Greg Taylor                               500,000              2,266,666        1.7%
---------------------------------------------------------------------------------------------------------
John Rossi                                 16,016                500,000          *
---------------------------------------------------------------------------------------------------------
Cy Stein                                   40,468                500,000          *
---------------------------------------------------------------------------------------------------------
All directors and executive             1,041,484              3,766,666         2.9%
officers as a group (total of 8
persons)
---------------------------------------------------------------------------------------------------------

*Less than 1% of the 167,071,257 shares outstanding at March 28, 2009.

 (1) Beneficial ownership is determined in accordance with the rules of the SEC, based on factors including voting and investment power with respect to shares. Percentage of beneficial ownership is based on the number of shares of Common Stock outstanding as of March 28, 2009.

(2) Stock issuable upon exercise of options within 60 days after March 28, 2009, are deemed outstanding for the purpose of percentage ownership of the person holding such options, but are not deemed outstanding for computing the percentage ownership for any other persons.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2008, Capital Equity Partners, LLC, of which the Company's Chairman of the Board and Principal Financial Officer is a member, advanced the Company approximately $105,000 and purchased 283,333 shares of restricted common stock for $17,000.

In January 2008, the Company entered into a loan agreement to borrow money from KV Mechanical Construction and Restoration Company, Inc. KV Mechanical Construction and Restoration Company, Inc. is a significant shareholder of the Company owning approximately 6.1% of the Company's common stock. The principal amount of the loan is $300,000 with an annual interest rate of 24%. During 2008, the $300,000 note plus accrued interest of $48,102 was converted to 5,801,705 shares of the Company's common stock.


ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDIT FEES; CHANGES IN ACCOUNTANTS FEES AND EXPENSES OF INDEPENDENT ACCOUNTANTS

The following table sets forth the amount of audit fees, audit related fees billed or expected to be billed by LBB & Associates LTD., LLP, our independent auditors, for the years ended December 31, 2008 and 2007, respectively:


-------------------------------------------------------------------------
                                         2008                2007
-------------------------------------------------------------------------
Audit Fees(1)                          $99,835              $33,920
-------------------------------------------------------------------------
Audit-Related Fees                        0                    0
-------------------------------------------------------------------------
All Other Fees                            0                    0
-------------------------------------------------------------------------
TOTAL Fees                             $99,835              $33,920
-------------------------------------------------------------------------

(1) Includes the annual financial statement audit, review of quarterly reports on Form 10-Q and other services associated with the audit. Audit fees for 2007 include fees incurred for the audits of management's assessment of the effectiveness of internal controls over financial reporting and the effectiveness of internal controls over financial reporting.

BOARD POLICY ON PRE-APPROVAL OF PERMISSIBLE NON-AUDIT SERVICES
The Board of Directors requires management to seek Board of Director pre-approval for the engagement of an independent public accountant to perform audit, audit-related and non-audit services. The Company's Board of Directors approved the engagement of The Hall Group, CPA's on March 2, 2009.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS

EXHIBITS

 EXHIBIT
 NUMBER                         DESCRIPTION
 ------                         -----------

3.1 Articles of Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.1 to the registrant's registration statement on Form 10-SB, as amended (File No. 000-26807), filed with the Securities & Exchange Commission ("SEC") initially on July 23, 1999 the ("Form 10-SB").

3.2    Certificate   of  Amendment   dated  November  1,  1995  of  Articles  of
       Incorporation of Cryogenic Solutions, Inc. (incorporated by reference to exhibit 3.2 of the Form 10-SB).

3.3    Certificate   of  Amendment   dated  January  13,  2000  of  Articles  of
       Incorporation  of CytoGenix,  Inc.  (incorporated by reference to exhibit
       3.3 of the Form 10-SB).

3.4 Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule 14A filed with the SEC on December 23, 2003).

3.5 Certificate of Amendment dated April 6, 2004 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the registrant's Form 10-KSB for the year ended December 31, 2003 filed with the SEC on April 14, 2004).

3.6    Bylaws of Cryogenic Solutions,  Inc (incorporated by reference to exhibit
       3.4 of the Form 10-SB).

3.7 Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on Schedule 14A filed with the SEC on December 23, 2003).

10.1 Employment Agreement dated January 1, 2005 between CytoGenix,Inc. and Malcolm H. Skolnick (incorporated by reference to exhibit 10.1 of the Form 10-K/A for Year ended December 31, 2005 filed with the SEC Inc. on April 21, 2006).

10.2 License Agreement dated February 3, 2000, between CytoGenix, Inc. and PharmaGenix, LLC. (incorporated by reference to exhibit 10.3 of the Form 10-SB).

10.3 Technology Transfer Agreement dated June 26, 1998 between Cryogenic Solutions, Inc. and InGene, Inc. (incorporated by reference to exhibit
       10.4 of the Form 10-SB)

10.4 Sponsored Research Agreement between CytoGenix, Inc. and Baylor College of Medicine as of March 1, 2000 (incorporated by reference to exhibit
       10.7 of the Form 10-SB).

10.5 Stock Option Plan (incorporated by reference to Annex III of the definitive proxy statement on schedule 14A filed with the SEC on December 23, 2003).

10.6 Stock Option Plan (incorporated by reference to Annex I of the definitive proxy statement on schedule 14A filed with the SEC on June 17, 2005).

10.7 Supply Agreement dated March 22, 2006, between CytoGenix, Inc. and GE Healthcare Bio-Science Corporation (incorporated by reference to Exhibit 10 to the registrant's current report on Form 8-K filed with the SEC on March 28, 2006).

31.1* Certifications of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, the "Act".

31.2* Certifications of Principal Financial Officer pursuant to Rule 13a-14(a) of the Act".

32.1*  Certifications  of  Principal  Executive  Officer  pursuant  to 18 U.S.C.
       Section 1350.

32.2*  Certifications  of  Principal  Financial  Officer  pursuant  to 18 U.S.C.
       Section 1350.

o      Filed herewith


                                   SIGNATURES

In accordance with Section 13 or 15(d) Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CYTOGENIX, INC.

                             By:       /s/ Lex Cowsert
                                       -----------------------------------------
                                       LEX COWSERT, PH.D.
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

Date: May 15, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 15, 2009                  By: /s/ Lex Cowsert
                                      ------------------------------------------
                                      LEX COWSERT, PH.D.
                                      PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR)

Date: May 15, 2009                  By: /s/ Randy Moseley.
                                      ------------------------------------------
                                      RANDY MOSELEY
                                      (PRINCIPAL FINANCIAL OFFICER, DIRECTOR)

Date: May 15, 2009                  By: /s/ Cy A. Stein
                                      ------------------------------------------
                                      CY A. STEIN
                                      DIRECTOR

Date: May 15, 2009                  By: /s/ John J. Rossi
                                      ------------------------------------------
                                      JOHN J. ROSSI
                                      DIRECTOR