Form 10-Q
period 2009-03-31
CYTOGENIX INC
filed 2009-05-20
CIK 1005302

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2009

[]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

          The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 14, 2009 was 169,404,590.

                                TABLE OF CONTENTS


                          PART I FINANCIAL INFORMATION
ITEM 1.
               Financial Statements

               Balance Sheets as of March 31, 2009 (Unaudited) and
               December 31, 2008                                               3

               Statements of Operations for the three months ended
               March 31, 2009 and 2008 (Unaudited)                             4

               Statements of Cash Flows for the three months ended
               March 31, 2009 and 2008(Unaudited)                              5

               Notes to Financial Statements (Unaudited)                       6

ITEM 2.
               Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             8

ITEM 3.
               Quantitative and Qualitative Disclosures About Market Risk     11

ITEM 4.
               Controls and Procedures                                        12


                            PART II OTHER INFORMATION

ITEM 1.
               Legal Proceedings                                              12

ITEM 2.
               Unregistered Sales of Equity Securities and Use of Proceeds    13

ITEM 6.
               Exhibits                                                       14

SIGNATURES
                                                                              15



                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

 CYTOGENIX, INC.

 BALANCE SHEETS
                                                                    March 31,      December 31,
                                                                      2009            2008
                                                                   (Unaudited)      (Audited)
                                                                   ------------    ------------
     ASSETS

 Current Assets:

    Cash                                                           $     82,927    $      5,475

     Inventory                                                          189,999         189,999

    Receivables and other current assets                                  1,655           4,103
                                                                   ------------    ------------
                Total Current Assets                                    274,581         199,577

Property and equipment, net                                             160,802         175,806

Deposits                                                                  6,399           6,399
                                                                   ------------    ------------
                Total Assets                                       $    441,782    $    381,782
                                                                   ------------    ------------

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:

    Accounts payable                                               $    858,819    $    852,932

    Advances from shareholders                                          105,763         104,813

    Accrued expenses                                                  2,517,127       2,425,771
                                                                   ------------    ------------
                Total Current Liabilities                             3,481,709       3,383,516
                                                                   ------------    ------------
                Total Liabilities                                     3,481,709       3,383,516
                                                                   ------------    ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.001 par value; 50,000,000 share
    authorized,
                no shares issued and outstanding                              0               0

    Common stock, $.001 par value; 300,000,000 share authorized,
                167,071,257 and 156,071,257 share issued and
                outstanding as of March 31, 2009 and
                 December 31, 2008, respectively                        167,071         156,071


    Additional paid-in capital                                       38,740,830      38,586,830

    Treasury stock                                                     (629,972)       (629,972)

    Accumulated deficit                                             (41,317,856)    (41,114,663)
                                                                   ------------    ------------
                Total Stockholders' Equity (Deficit)                 (3,039,927)     (3,001,734)
                                                                   ------------    ------------
                Total Liabilities and Stockholders' Equity         $    441,782    $    381,782
                (Deficit)                                          ============    ============



   The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.
STATEMENTS OF OPERATIONS
THREE MONTHS ENDING MARCH 31, 2009 AND 2008
(UNAUDITED)

                                                   2009              2008
                                               -----------       -----------

REVENUES                                         $       0         $  13,160

COSTS OF REVENUES                                        0            10,354
                                               -----------       -----------
        GROSS MARGIN                                     0             2,806

COSTS AND EXPENSES:

        Research and development                     2,462           247,419

        General and administrative                 185,450           554,565

        Consulting expense                             277            52,009

        Depreciation and amortization               15,004            15,860
                                               -----------       -----------
        TOTAL COST AND EXPENSES                    203,193           869,853
                                               -----------       -----------
LOSS FROM OPERATIONS                              (203,193)         (867,047)

OTHER INCOME (EXPENSE):

        Interest income                                  0               517

        Interest expense                                 0           (16,725)
                                               -----------       -----------
        TOTAL OTHER INCOME (EXPENSE)                     0           (16,208)
                                               -----------       -----------
NET LOSS                                         $(203,193)        $(883,255)
                                               ===========       ===========
Net loss per share:

        Basic and diluted net loss               $   (0.01)       $    (0.01)
        per share
                                               -----------       -----------
Weighted average shares outstanding:

        Basic and diluted                      161,515,701       146,594,885
                                               ===========       ===========



   The accompanying notes are an integral part of these financial statements.

CYTOGENIX, INC.
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDING MARCH 31, 2009 AND 2008
(UNAUDITED)

                                                           2009         2008
                                                         ---------    ---------
     Net Loss                                            $(203,193)   $(883,255)
     Adjustments to reconcile net loss to net cash
            used in operating activities:
            Deprecation and amortization                    15,004       15,860
            Stock-based compensation                             0      200,547
            Changes in assets and liabilities:
                          Accounts receivable                    0       16,000
                          Inventory                              0       10,142
                          Prepaid expenses                   2,448        9,338
                          Accounts payable                   5,887      182,858
                          Accrued expenses                  91,356      267,239
                                                         ---------    ---------
Net cash used in operating activities                      (88,498)    (181,271)
                                                         ---------    ---------
INVESTING ACTIVITIES:
     Proceeds from restricted long term investment               0       53,402
     Deposit on building contract                                0     (300,000)
     Purchase of property and equipment                          0            0
                                                         ---------    ---------
Net cash provided by (used in) investing activities              0     (246,598)
FINANCING ACTIVITIES:
     Payment on notes payable                                    0      (45,014)
     Proceeds from notes payable - related party               950      300,000
     Proceeds from stock subscriptions                     165,000      151,000
                                                         ---------    ---------
Net cash provided by financing activities                  165,950      405,986
                                                         ---------    ---------
NET CHANGE IN CASH                                          77,452      (21,883)
CASH, beginning of period                                    5,475      162,042
                                                         ---------    ---------
CASH, end of period                                      $  82,927    $ 140,159
                                                         ---------    ---------
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                       $       0    $   1,339
                                                         ---------    ---------
     Income taxes paid                                   $       0    $       0
                                                         ---------    ---------


   The accompanying notes are an integral part of these financial statements.

                                 CYTOGENIX, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2009
                                   (UNAUDITED)

NOTE 1 - NATURE OF ACTIVITIES AND BASIS OF PRESENTATION

Nature of Business

CytoGenix, Inc. ("CytoGenix" or the "Company") was incorporated on February 10, 1995 in Nevada. CytoGenix is a biotechnology company focusing on controlled cellular processes. CytoGenix has acquired the rights for application to a specialized expression vector capable of producing single stranded DNA (ssDNA) in both eukaryotes and prokaryotes.

Unaudited Interim Financial Statements:

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States and applicable Securities and Exchange Commission ("SEC") regulations for interim financial information. These financial statements are unaudited and, in the opinion of management, include all adjustments (consisting of normal recurring accruals) necessary to present fairly the balance sheets, statements of operations and statements of cash flows for the periods presented in accordance with accounting principles generally accepted in the United States. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations. It is presumed that users of this interim financial information have read or have access to the audited financial statements and footnote disclosure for the preceding fiscal year contained in the Company's Annual Report on Form 10-K. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc.

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers' resignations.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company to issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messres. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. The Company has negotiated with Messres. Vazquez and Wunderlich to defer the commencement of the monthly payments set forth in the settlement agreement from October 1, 2008 to April 1, 2009. As of the date of this filing, the Company has not made any payments to Vazquez and Wunderlich and they have given the Company a default letter and requested the Judge to execute the Agreed Default Judgment in the Settlement Agreement.


NOTE 4 - STOCK-BASED COMPENSATION

Employee Stock-Based Compensation

At March 31, 2009 the Company had two stock-based compensation plans, the 2003 stock option plan and the 2005 stock option plan. The Company accounts for these plans in accordance with SFAS No. 123 (revised 2004), "Share-Based Payment" SFAS
123 (R), which requires companies to recognize the costs of awards of equity instruments, such as stock options and restricted stock, based on the fair value of those awards at the date of grant. The Company adopted the SFAS 123 R effective January 1, 2006 using the modified prospective method.

No compensation expense was recorded for the three months ended March 31, 2009.

A summary for our stock-based  compensation  activity for the three months ended
March 31, 2009 is presented below:
                                                                              Average     Aggregated
                                                             Average            Life          Fair
                                        Options             Price (1)        (years)(2)       Value
-----------------------------------------------------------------------------------------------------
Outstanding at December 31, 2008        9,312,500       $      0.34             7.56      $ 3,137,313
-----------------------------------------------------------------------------------------------------
       Granted                               --                --               --               --
       Exercised                             --                --               --               --
       Forfeited/expired               (5,656,250)             0.37             --         (2,096,688)
-----------------------------------------------------------------------------------------------------
Outstanding at March 31, 2009           3,656,250       $      0.29             7.53      $ 1,070,625
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
Exercisable at March 31, 2009           3,656,250       $      0.29             7.53      $ 1,070,625
-----------------------------------------------------------------------------------------------------

(1) Weighted-average exercise price
(2) Weighted-average contractual life remaining

NOTE 6 - COMMON STOCK

In the first quarter of 2009, the Company received $165,000 and for 11,000,000 shares at a price of $0.015per share as part of its February 14, 2009 private placement.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company received $35,000 in proceeds from a private placement offering of 2,333,333 shares of restricted common stock.

On April 24, 2009, the Company executed a Settlement Agreement, Indemnification and Mutual Release with Malcolm Skolnick, the Company's former Chairman of the Board, President and Chief Executive Officer for the sum of $10.00 and the intent to negotiate a consulting agreement. Under the terms of the Agreement all parties to the Agreement agreed to dismiss any and all actual and potential claims that have been raised or which could have been raised at the time of the execution of the Agreement.

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

The Company has used it's enzymatically biosynthesized DNA process to develop DNA vaccines. Tests comparing the efficacy of various DNA vaccines made with synDNA(TM) to conventional, bacteria-grown plasmids have demonstrated synDNA(TM) products are equivalent to or more effective than these conventional plasmids in some cases. These tests have included targets such as HIV, Hepatitis B virus, Smallpox, as well as seasonal and avian flu. The Company has entered a Cooperative Research and Development Agreement with the United States Department of Agriculture (USDA) to develop a DNA vaccine against Brucellosis and with the United States Army Medical Research Institute for Infectious Diseases (USAMRIID) to develop DNA vaccines against ebola and equine encephalitis. If the Company is able to raise sufficient operating capital, it plans to pursue cooperative agreements with the federal government especially in the bio-terror and pandemic threat areas.

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

Results of Operations

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008.

          For the three months ended March 31, 2009, we reported a net loss of $ 203,193, or less than one cent per share, and revenue of $0 as compared with a net loss of $883,255, or less than one cent per share, and revenues of $13,160 the three months ended March 31, 2008. Revenue for the three months ended March 31, 2008 resulted from the sale of synDNA.

          Research and Development Expenses. Research and development expenses decreased to $2,462 for the first quarter of 2009 as compared to $247,419 during the same period in 2008 due to the Company not having any scientist working or carrying on any significant R&D during the three months ended March 31, 2009.

          General and Administrative Expenses. General and administrative expenses decreased to $185,450 for the first quarter of 2009 compared to $554,565 for the same period in 2008 primarily due to the decrease of $193,581 in management staff, a decrease of $87,883 in legal fees for patents and the lawsuit by former employees to a minimal amount for the three months ended March 31, 2009, a decrease of $41,310 in accounting fees and a decrease of $30,000 in marketing expense.

          Consulting Expenses. Consulting expenses decreased to $277 for the first quarter of 2009 compared to $52,009 for the same period in 2008. This decrease was due to the Company not contracting with any consultants during the three months ended March 31, 2009.

          Depreciation and Amortization Expenses. Depreciation and amortization expenses decreased to $15,004 for the first quarter of 2009 compared to $15,860 for the same period in 2008 due primarily to certain items of equipment reaching their full depreciation cycle.

          Interest Expense. Interest expense decreased to $0 for the first quarter of 2009 compared to $16,725 for the same period in 2008, which was related to a loan from a related party existing in 2008.

Liquidity and Capital Resources

Our working capital deficit increased by $23,189 to ($3,207,128) at March 31, 2009 compared to ($3,183,939) at December 31, 2008. This deficit is primarily due to lack of revenues while we are continuing to incur ordinary general and administrative and research and development and operating expenses.

Our cash flows from operations were negative during the three months ended March 31, 2009 and 2008, respectively, due to our lack of revenues and the continuation of general and administrative and research and development and operating costs. Our primary funding source during the three months ended March 31, 2009 came from $165,000 in stock subscriptions as financing activities.

We consumed $88,498 in cash from operating activities for the three months ended March 31, 2009 compared with $181,271 for the three months ended March 31, 2008. The decrease is attributable to the Company's reduced operating level during the three months ended March 31, 2009.

We had a net loss of $203,193 and $883,255 $0.01 and $0.01 per share for the three months ended March 31, 2009 and 2008, respectively.

Our financial statements are prepared using principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we do not have significant cash or other material liquid assets, nor do we have an established source of revenue sufficient to cover our operating costs and to allow us to continue as a going concern. We may, in the future, experience significant fluctuations in our results of operations. If we are required to obtain additional debt and equity financing or our illiquidity could suppress the value and price of our shares if and when trading in those shares develops. However, our future offerings of securities may not be undertaken, and if undertaken, may not be successful or the proceeds derived from these offerings may be less than anticipated and/or may be insufficient to fund operations and meet the needs of our business plan. Our current working capital is not sufficient to cover expected cash requirements for 2009 or to bring us to a positive cash flow position. If we do not raise sufficient capital to execute our business plan, it is possible that we will not be able to continue as a going concern.

The Company is currently operating at a loss and will continue to require equity and/or debt financing until it develops revenue from product sales or licensing. The process of developing the Company's future products will require hiring of additional personnel, significant expenses associated with additional research and development, preclinical testing and clinical trials, as well as processes directly related to attaining regulatory approvals. These activities, together with the Company's general and administrative expenses, are expected to result in operating losses for at three to five more years. The Company will not receive product revenue from therapeutic and vaccine products unless it completes clinical trials and successfully commercializes or arranges for the commercialization of one or more products, the accomplishment of which no assurance can be given.

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

Intellectual Property Matters:

As of March 31, 2009, CytoGenix holds approximately 15 granted patents (2 US; 13 foreign) covering our original ssDNA expression vector and anti-herpes platforms, with 27 additional pending patent applications covering these as well as our synDNA and avian flu vaccine platforms.

With sufficient funding the Company's budget would be expected to be in the $4,600,000 range for operations in fiscal year 2009, of which approximately
$1,500,000 would be allocated for general and administrative costs and $3,100,000 for research and development.
 We will require equity financing to satisfy our working capital requirements, and have, as of March 31, 2009, $82,927 of cash on hand for fiscal year 2009. Of the $3,100,000 budgeted for research and development expenses, the Company would anticipate utilizing $2,300,000 for pre-clinical development.

The Company's ability to continue operations through December 31, 2009 depends on its success in obtaining equity financing in an amount sufficient to support at least its basic operations through that date. There is substantial doubt that the Company will be able to generate sufficient revenues or be able to raise adequate capital to remain a going concern through December 31, 2009. It is possible that additional equity financing will be highly dilutive to existing shareholders.

ITEM  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Item 3 is not required for a smaller reporting company.

ITEM 4.  CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2009. The Company concluded that material weaknesses over internal control of financial reporting, as previously disclosed, are still in existence. Based on this evaluation our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of March 31, 2009 are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in Securities and Exchange Commission rules and forms.

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

                           PART II. OTHER INFORMATION

ITEM 1.

LEGAL PROCEEDINGS

BREACH OF CONTRACT ACTION

Employment Actions

Four former employees of the Company filed compliant with the Texas Workforce Commission in 2008 for a total of approximately $175,000 for wages claimed as unpaid by the Company.

In November 2006, former Chief Financial Officer (CFO), Lawrence Wunderlich, and former Chief Operations Officer (COO), Frank Vazquez, resigned from the Company. The Company and former officers are pursuing arbitration to determine obligations consistent with the circumstances surrounding the former officers' resignations.

On June 30, 2008, CytoGenix, Inc. (the "Company"), Lawrence Wunderlich and Frank Vazquez entered into a Settlement Agreement and Mutual Release (the "Settlement Agreement") regarding arbitration No. 70 144 08333 06, styled Frank Vazquez and Lawrence Wunderlich v. CytoGenix, Inc., before the American Arbitration Association in Houston, Texas, (the "Arbitration"). Pursuant to the Settlement Agreement, all claims of Messrs. Vazquez and Wunderlich against the Company, and all claims of the Company against each of Messrs. Vazquez and Wunderlich have been released, acquitted and forever discharged. The Settlement Agreement obligates the Company to issue to (i) Mr. Wunderlich warrants to acquire, on or before June 30, 2011, 1,066,666 shares, 1,066,667 shares and 1,066,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively, and (ii) Mr. Vazquez warrants to acquire, on or before June 30, 2011, 666,666 shares, 666,667 shares and 666,667 shares of the Company's common stock at exercise prices of $0.05, $0.10 and $0.15, respectively. Under the Settlement Agreement the Company is also obligated to pay $150,000 each to Messres. Vazquez and Wunderlich in equal monthly installments ($3,125 per month to each) over a four-year period commencing October 1, 2008. The Company has negotiated with Messres. Vazquez and Wunderlich to defer the commencement of the monthly payments set forth in the settlement agreement from October 1, 2008 to April 1, 2009. As of the date of this filing, the Company has not made any payments to Vazquez and Wunderlich and they have given the Company a default letter and requested the Judge to execute the Agreed Default Judgment in the Settlement Agreement.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In February and March 2009, the Company received $165,000 for 11,000,000 shares of restricted common stock from a private placement offering begun in February 2009 at a share price of $0.015 per share. The proceeds will be used for general corporate purposes. The issuance of these shares was exempt from the registration requirements of the Securities Act of 1933 under Section 4(2) thereof.

ITEM 6.        EXHIBITS.

                   Exhibit Number            Description

          3.1*      Articles of Incorporation of Cryogenic Solutions, Inc.

          3.2* Certificate of Amendment dated November 1, 1995 of Articles of Incorporation of Cryogenic Solutions, Inc.

          3.3* Certificate of Amendment dated January 13, 2000 of Articles of Incorporation of CytoGenix, Inc.

          3.4* Certificate of Amendment dated April 6, 2004 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Exhibit 3.5 to the Company's annual report of Form 10-KSB for the year ended December 31, 2004)

          3.5* Certificate of Amendment dated March 7, 2001 of Articles of Incorporation of CytoGenix, Inc. (incorporated by reference to Annex II of the definitive proxy statement on Schedule
                    14A filed with the Securities and Exchange Commission on December 23, 2003)

          3.6*      Bylaws of Cryogenic Solutions, Inc.

          3.7* Amendments to Bylaws of CytoGenix, Inc. (incorporated by reference to Annex I of the definitive proxy statement on
                    Schedule 14A filed with the Securities and Exchange Commission on December 23, 2003)

          10.1* Loan Agreement dated January 7, 2008 between CytoGenix, Inc., and KV Mechanical Construction and Restoration Co., Inc.

          10.2* Supply Agreement Amendment No. 2 dated April 28, 2008 between CytoGenix, Inc. and GE Healthcare Bio-Sciences Corp.

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

--------------------------------------------------------------------------------
* Included in previous filings.

                                   SIGNATURES

          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                              CYTOGENIX, INC.

   Date: May 20, 2009                         By:   /s/  Lex Cowsert
                                                    ----------------
                                                    Lex Cowsert, PH.D.
                                                    President and Chief
                                                    Executive Officer